Form 10-Q
period 2022-03-31
Screaming Eagle Acquisition Corp.
filed 2022-05-13
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of May 13, 2022, there were
75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCREAMING EAGLE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS:

Current assets:

Cash	$1,165,675	$—
Prepaid expenses	1,011,780	—
Total current asset s	2,177,455	—

Deferred offering c osts	—	787,938

Cash and investments held in Trust Account	750,136,279	—

Total assets	$752,313,734	$787,938

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liability:
Accounts payable and accrued expenses	$885,023	$453,401
Promissory note - related party	—	300,000
Due to Sponsor	—	14,537

Total current liabilities	885,023	767,938

Warrant liability	7,274,666	—
Deferred underwriting compensation	26,250,000	—

Total liabilities	34,409,689	767,938

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 75,000,000 shares at $10.00 per share	750,000,000	—

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 shares issued and outstanding (1)	1,875	1,875
Additional paid-in capital	—	23,125
Accumulated deficit	(32,097,830)	(5,000)

Total shareholders’ deficit:	(32,095,955)	20,000

Total liabilities, class A ordinary shares subject to possible redemption and shareholders’ deficit	$752,313,734	$787,938

(1)
Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of 2,812,500 Class B ordinary shares for no consideration on
February 19
, 2022 (see Note
5
).

The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUSITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Operating costs	$447,352

Loss from operations	(447,352)
Other income (expense):
Interest from investments held in Trust Account	136,279
Allocation of offering costs to warrant liability	(20,182)
Change in fair value of warrant liability	10,208,000

Net income	$9,876,745

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	67,500,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.11

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.11

(1)
Shares outstanding reflect the issuance of
 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of 2,812,500 Class B ordinary shares for no consideration on
February 19
, 2022 (see Note
5
).

The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUSITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHARE
HOLDERS’ E
QUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (1)	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (2)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(41,969,575)	(78,860,034)
Net income	—	—	—	—	—	9,876,745	9,876,745

Balance at March 31, 2022	—	$—	18,750,000	$1,875	$—	$(32,097,830)	$(32,095,955)

(1)	Shares and the associated amounts reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 (see Note 5).
(2)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUSITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Cash flows from operating activities:
Net income	$9,876,745
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(136,279)
Change in fair value of warrant liability	(10,208,000)
Warrant issuance transaction costs	20,182
Changes in operating assets and liabilities:
Prepaid expenses	(1,011,780)
Accounts payable and accrued expenses	880,023

Net cash used in operating activities	(579,109)

Cash flows from investing activities:
Principal deposited in Trust Account	(750,000,000)

Net cash used in investing activities	(750,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	17,600,000
Proceeds from sale of units in initial public offering	750,000,000
Payment of underwriters’ discount	(15,000,000)
Payment of offering costs	(540,679)
Repayment of advances from Sponsor	(14,537)
Repayment of promissory note - related party	(300,000)

Net cash provided by financing activities	751,744,784

Net change in cash	1,165,675
Cash at beginning of period	—

Cash at end of period	$1,165,675

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$26,250,000

Deferred offering costs included in accrued expenses	$5,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
(the “private placement warrants”) at a price of
$1.50
per private placement warrant to our Sponsor, generating gross proceeds of
 $17,600,000, which is described in Note 4.
Transaction costs amounted to $42,130,216, consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees and $880,216 of other offering costs.
Following the closing of the Initial Public Offering and the Private Placement, $750,000,000 ($10.00
per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the private placement warrants was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of
 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the private placement warrants, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company has 24 months from the closing of the Initial Public Offering or January 10, 2024, or 27 months from the closing of the Initial Public Offering or April 10, 2024 if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Completion Window”)
,
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
The Sponsor and the Company’s officers and directors have agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and capital resources
As of March 31, 2022, the Company had an unrestricted cash balance of $1,165,675 as well as cash and investments held in the Trust Account of $750,136,279. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the
p
rivate
p
lacement
w
arrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business
Combination
.
Note 2—Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28. 2022.
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
Cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investment Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 were charged to temporary equity upon the completion of the Initial Public Offering and $20,182 were expensed to the statement of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at
March 31
, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 the Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$750,000,000
Less
Fair value of Public Warrants at issuance	(36,750,000)
Class A Ordinary Share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	78,860,034

Class A Ordinary Shares subject to possible redemption	$750,000,000

Derivative financial instruments
The Company accounts for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Warrant liability
The Company accounts for the private placement warrants as liabilities at fair value on the balance sheet. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in capital.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A ordinary share in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net loss per share of ordinary share is the same as basic net loss per share of ordinary share for the period presented.

	Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$7,729,627	$2,147,118
Denominator:
Basic and diluted weighted average shares outstanding	67,500,000	18,750,000
Basic and diluted net income per ordinary share	$0.11	$0.11

Fair value of financial instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in
measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2022 and December 31, 2021, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities money market funds and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Recently issued accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3—Initial Public Offering
The Company consummated the Initial Public Offering o
f 75,000,000 units at $10.00 per unit. Each unit consisted of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitled the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
9
).
Note 4—Private Placement
The Sponsor purchased an aggregate of 11,733,333
p
rivate
p
lacement
w
arrants
at a price of $1.50 per private placement warrant, for an aggregate purchase price of $17,600,000, from the Company in a private placement that closed simultaneously with the closing of the
Initial Public Offering
. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.
Note 5—Related Party Transactions
Founder Shares
On November 5, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 17,250,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On December 13, 2021, the Company effected a share recapitalization with respect to the Class B ordinary shares whereby the Company issued one and one-quarter Class B
ordinary shares in respect of each outstanding Class B ordinary share, resulting in the Sponsor owning 21,562,500 Founder Shares. The Founder Shares include an aggregate of up to 2,812,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20
% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in our Sponsor holding
18,750,000 Founder Shares.
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
Promissory Note
On November 5, 2021, the Company issued the promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is
non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the completion of the Initial Public Offering. As of December 31, 2021, there was $300,000 outstanding under the Promissory Note. On January 11, 2022, the amount outstanding under the Promissory Note was repaid in full, and borrowings under the Promissory Note are no longer available.
Due to Sponsor
As of December 31, 2021, the amount due to Sponsor was $14,537
. The amounts were unpaid reimbursements of offering costs paid by the Sponsor on behalf of the Company. On January 11, 2022, the amount outstanding due to Sponsor was repaid in full. There was no outstanding balance due to the Sponsor as of the date of issuance of these unaudited financial statements.

Administrative Services Agreement
Commencing on the effective da
t
e of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor
$15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company incurred $45,000 in expenses for services provided by the Sponsor in connection with the aforementioned agreement.

As of March 31, 2022, $45,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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
Note 6 – Trust Account
A total of $750,000,000, which includes $735,000,000 of the net proceeds from the Public Offering and $15,000,000 from the sale of the private placement warrants, has been placed in the Trust Account.
As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $750,099,280 in United States Treasury Bills and $36,999 held as cash equivalents
. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of March 31, 2022 (1)	$750,099,280	$(159,918)	$749,939,362

(1)	Maturity date May 15, 2022.
Transfers to/from Levels 1, 2, and 3 are
recognized
at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 7—Commitments and Contingencies
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
In February 2022, the Russian Federation and Belarus commenced a military action within
the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Underwriting Agreement
The Company
had
granted the underwriters a
45-day
option to purchase up to 11,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On February 19, 2022, the option lapsed because the underwriters did not exercise their over-allotment option.
In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $26,250,000 in the aggregate (or $30,187,500 if the underwriters’ over- allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 8—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022, there were 75,000,000
 Class A Ordinary Shares issued and outstanding subject to possible redemption. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 80,000,000 Founder Shares, with a par value of $0.0001 per share. Holders of the Founder Shares are entitled to one vote for each share.
On
November 5, 2021,
the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for

17,250,000
of the Company’s Class B ordinary shares (the “Founder Shares”).
 On December 13, 2021, the Company effected a share recapitalization with respect to the Founder Shares whereby the Company issued one and one-quarter
Founder Shares in respect of each outstanding Founder Share, resulting in the Sponsor owning 21,562,500 Founder Shares. The Founder Shares included an aggregate of up to 2,812,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the
I
nitial
P
ublic
O
ffering. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in the Sponsor holding 18,750,000 Founder Shares.
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
Note 9—Warrants
As of March 31, 2022, the Company has 25,000,000 Public Warrants and 11,733,333
p
rivate
p
lacement
w
arrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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

Note 10—Recurring Fair Value Measurements
As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $750,099,280 in United States Treasury Bills and $36,999
held as cash equivalents. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants were initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three months ended March 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of liability of $10,208,000 presented as
change in fair value of warrant liability in the accompanying condensed statement of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liability
that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants	$—	$—	$7,274,666
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 10, 2022	March 31, 2022
Ordinary share stock price	$9.44	$9.73
Exercise price	$11.50	$11.5
Volatility for private warrants	24.5%	7.4%
Term	6.33	6.12
Risk-free rate	1.70%	2.41%
Dividend yield	0%	0%
Probability of completing Business Combination (1)	76%
(1)	Estimate based on completed SPAC market data published by third party as of January 10, 2022.
The change in the fair value of the warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(10,208,000)

Level 3 Derivative warrant liability at March 31, 2022	$7,274,666

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 13, 2022, the date that these condensed financial statements were available to be issued. Based upon this review, all subsequent events have been adequately disclosed in these condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Screaming Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners V, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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

As indicated in the accompanying financial statements, at March 31, 2022, we had we had an unrestricted cash balance of $1,165,675 as well as cash and investments held in the Trust Account of $750,136,279. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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
For the three months ended March 31, 2022, we had a net income of $9,876,745 and a loss from operations of $447,352, comprised of general and administrative expenses, and non-operating income of $10,324,097, comprised of a change in fair value of warrant liability of $10,208,000, interest earned in the Trust Account of $136,279 offset by warrant issuance costs of $20,182. Through March 31, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2022, $750,136,279 was held in the Trust Account (including $26,250,000 of deferred underwriting discounts and commissions and approximately $17,600,000 from the private placement) and we had cash outside of the Trust Account of $1,165,675 and $885,023 in accounts payable and accrued expenses.
Liquidity and Capital Resources
As of March 31, 2022, we had an unrestricted cash balance of $1,165,675 as well as cash and investments held in the Trust Account of $750,136,279. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares a $300,000 loan from our Sponsor, which was paid in full on January 11, 2022.
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
Commitments and Contractual Obligations; Quarterly Results
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Fee
On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $45,000 in administrative services expenses under the arrangement. As of March 31, 2022, $45,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.
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
Class A Ordinary Shares Subject to Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form
10-K
filed with the SEC on March 28, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On January 10, 2022, we consummated our Initial Public Offering of 75,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $750,000,000. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted s book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form
S-1
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCREAMING EAGLE ACQUISITION CORP.

Date: May 13, 2022		/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Vice President of Finance
(Principal Financial and Accounting Officer)