Form 10-Q
period 2022-06-30
Screaming Eagle Acquisition Corp.
filed 2022-08-15
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As o
f August
15
, 2022, t
here were 75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCREAMING EAGLE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current assets:
Cash	$651,064	$—
Prepaid expenses	922,448	—

Total current assets	1,573,512	—
Deferred offering costs	—	787,938
Cash and investments held in Trust Account	750,305,023	—

Total assets	$751,878,535	$787,938

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued expenses	$626,912	$453,401
Promissory note - related party	—	300,000
Due to Sponsor	—	14,537

Total current liabilities	626,912	767,938
Warrant liabilit y	5,045,333	—
Deferred underwriting compensation	26,250,000	—

Total liabilities	31,922,245	767,938

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 75,000,000 shares at $10.00 per share	750,305,023	—
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 shares issued and outstanding (1)	1,875	1,875
Additional paid-in capital	—	23,125
Accumulated deficit	(30,350,608)	(5,000)

Total shareholders’ equity (deficit)	(30,348,733)	20,000

Total liabilities and shareholders’ equity (deficit)	$751,878,535	$787,938

(1)
Shares outstanding reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating costs	$345,832	$793,184

Loss from operations	(345,832)	(793,184)
Other income (expense):
Interest from investments held in Trust Account	168,744	305,023
Allocation of offering costs to warrant liability	—	(20,182)
Change in fair value of warrant liability	2,229,333	12,437,333

Net income	$2,052,245	$11,928,990

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	71,250,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.02	$0.13

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.13

(1)
Shares outstanding reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (1)	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (2)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(41,969,575)	(78,860,034)
Net income	—	—	—	—	—	9,876,745	9,876,745

Balance at March 31, 2022	—	—	18,750,000	1,875	—	(32,097,830)	(32,095,955)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(305,023)	(305,023)
Net income	—	—	—	—	—	2,052,245	2,052,245

Balance at June 30, 2022	—	$—	18,750,000	$1,875	$—	$(30,350,608)	$(30,348,733)

(1)	Shares outstanding reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 (see Note 5).
(2)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

Cash flows from operating activities:
Net income	$11,928,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(305,023)
Change in fair value of warrant liability	(12,437,333)
Warrant issuance transaction costs	20,182
Changes in operating assets and liabilities:
Prepaid expenses	(922,448)
Accounts payable and accrued expenses	626,912

Net cash used in operating activities	(1,088,720)

Cash flows from investing activities:
Principal deposited in Trust Account	(750,000,000)

Net cash used in investing activities	(750,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	17,600,000
Proceeds from sale of units in initial public offering	750,000,000
Payment of underwriters’ discount	(15,000,000)
Payment of offering costs	(545,679)
Repayment of advances from Sponsor	(14,537)
Repayment of promissory note - related party	(300,000)

Net cash provided by financing activities	751,739,784

Net change in cash	651,064
Cash at beginning of period	—

Cash at end of period	$651,064

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$26,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note
1-Organization
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,733,333 (the “private placement warrants”) at a price of $1.50 per private placement warrant to the Company’s Sponsor, generating gross proceeds o
f $17,600,000, which is described in Note 4.
Transaction costs amounted to $42,130,216, consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees and $880,216 of other offering costs.
Following the closing of the Initial Public Offering and the Private Placement, $750,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the private placement warrants was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account are
invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the private placement warrants, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480
,
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
The Company has 24 months from the closing of the Initial Public Offering or January 10, 2024, or 27 months from the closing of the Initial Public Offering or April 10, 2024 if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Completion Window”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor and the Company’s officers and directors have agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and capital resources
As of June 30, 2022, the Company had an unrestricted cash balance of $651,064
,
 cash and investments held in the Trust Account of $750,305,023 and working capital of $946,600.

The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public
Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000) and to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note
2-Summary
of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 28, 2022.
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
Use of estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
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
As of June 30, 2022 and December 31, 2021, the
Company h
el
d
 $267,054 and $0
, respectively, in cash equivalents in the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit o
f $250,000,
and investments held in Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Investment Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the Initial Public Offering an
d $20,182
was expensed to the condensed statement of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.
As of June 30, 2022 the Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$750,000,000
Less
Fair value of Public Warrants at issuance	(36,750,000)
Class A o rdinary s hare issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	79,165,057

Class A o rdinary s hares subject to possible redemption	$750,305,023

1
1

Derivative financial instruments
The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Warrant liability
The Company accounts for the private placement warrants as liabilities at fair value on the condensed balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the condensed statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in
capital.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A ordinary share in the aggregate.
As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income (loss) per share of ordinary share is the same as basic net income (loss) per share of ordinary share for the periods presented.

1
2

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss) as adjusted	$1,641,796	$410,449	$9,443,784	$2,485,206
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	71,250,000	18,750,000
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$0.13	$0. 13
Fair value of financial instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between mar ket
participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
As of June 30, 2022 and December 31, 2021, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities money market funds and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Recently issued accounting standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.
Note
3-Initial
Public Offering
The Company consummated the Initial Public Offering of 75,000,000 units at $10.00 per unit. Each unit consisted of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitled the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

1
3

Note
4-Private
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
5-Related
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
Class B ordinary shares in respect of each outstanding Class B ordinary share, resulting in the Sponsor owning 21,562,500 Founder Shares. The Founder Shares include an aggregate of up to 2,812,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20%
of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in the Company’s Sponsor holdin
g 18,750,000 Founder Shares.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period, provided such release shall not occur earlier than 180 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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

1
4

Administrative Services Agreement
Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $45,000 and $90,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of June 30, 2022, $90,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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
Note 6-Trust Account
A total of $750,000,000, which includes $735,000,000 of the net proceeds from the Public Offering and $15,000,000 from the sale of the private placement warrants, has been placed in the Trust Account.
As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $750,037,970 in United States Treasury Bills and $267,053
held as cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of June 30, 2022 (1)	$750,037,970	$195,233	$750,233,203

(1)	Maturity date September 15, 2022.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended June 30, 2022.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
7-Commitments
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action within the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
Note
8-Shareholders’
Equity (Deficit)
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022, there were 75,000,000 Class A Ordinary Shares issued and outstanding subject to possible redemption. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.

1
6

Class
 B Ordinary Shares
-The Company is authorized to issue 80,000,000 Founder Shares, with a par value of $0.0001 per share. Holders of the Founder Shares are entitled to one vote for each share. On November 5, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 17,250,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On December 13, 2021, the Company effected a share recapitalization with respect to the Founder Shares whereby the Company issued one and one-quarter
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
basis.
Note
9-Warrants
As of June 30, 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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

1
7

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
Note
10-Recurring
Fair Value Measurements
As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $750,037,970 in United States Treasury Bills and $267,053 held as cash equivalents. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants w
as
initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liability of $2,229,333 and $12,437,333, respectively, presented as change in fair value of warrant liability in the accompanying condensed statements of operations.

The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants	$—	$—	$5,045,333
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 10, 2022		June 30, 2022

Ordinary share stock price	$9.44		$9.59
Exercise price	$11.50		$11.50
Volatility (1)	24.5%		27.9%
Term	6.33		5.87
Risk-free rate	1.7%		3.02%
Dividend yield	0%		0%
Probability of completing Business Combination	76	% (2)	17	% (3)

(1)	As of June 30, 2022 volatility is probability adjusted.
(2)	Estimate based on completed SPAC market data published by third party as of January 10, 2022.
(3)	Estimate based on public trading of rights for SPACs and their implied business combination probabilities as of June 30, 2022.
The change in the fair value of the warrant liabilities for the six months ended June 30, 2022 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(12,437,333)

Level 3 Derivative warrant liability at June 30, 2022	$5,045,333

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022, the date that these unaudited condensed financial statements were available to be issued. Based upon this review, all subsequent events have been adequately disclosed in these unaudited condensed financial statements.

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

As indicated in the accompanying financial statements, at June 30, 2022, we had an unrestricted cash balance of $651,064 as well as cash and investments held in the Trust Account of $750,305,023. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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
For the three months ended June 30, 2022, we had a net income of $2,052,245, a loss from operations of $345,832, comprised of general and administrative expenses, and non-operating
income of $2,398,077, comprised of a change in fair value of warrant liability of $2,229,333, and interest earned in the Trust Account of $168,744. For the six months ended June 30, 2022, we had a net income of $11,928,990, a loss from operations of $793,184, comprised of general and administrative expenses, and non-operating
income of $12,722,174, comprised of a change in fair value of warrant liability of $12,437,333 and interest earned in the Trust Account of $305,023 offset by warrant issuance costs of $20,182.
Through June 30, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2022, $750,305,023 was held in the Trust Account (including $26,250,000 of deferred underwriting discounts and commissions and approximately $17,600,000 from the private placement) and we had cash outside of the Trust Account of $651,064 and $626,912 in accounts payable and accrued expenses.
Liquidity and Capital Resources
As of June 30, 2022, we had an unrestricted cash balance of $651,064 as well as cash and investments held in the Trust Account of $750,305,023. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares a $300,000 loan from our Sponsor, which was paid in full on January 11, 2022.
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

Administrative Services and Indemnification Fee
On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $45,000 and $90,000, respectively, in administrative services expenses under the arrangement. As of June 30, 2022, $90,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
Recent Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION

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

SCREAMING EAGLE ACQUISITION CORP.

Date: August 15, 2022		/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Vice President of Finance
(Principal Financial and Accounting Officer)