Form 10-Q
period 2022-09-30
Screaming Eagle Acquisition Corp.
filed 2022-11-10
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
November 10
, 2022, there were 75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding
.

SCREAMING EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS:
Current assets:
Cash	$79,053	$—
Prepaid expenses	752,116	—

Total current assets	831,169	—
Deferred offering costs	—	787,938
Cash and investments held in Trust Account	753,540,845	—

Total assets	$754,372,014	$787,938

LIABILITIES AND SHAREHOLDERS’ EQUITY ( DEFICIT ) :
Current liabilities:
Accounts payable and accrued expenses	$296,338	$453,401
Promissory note - related party	—	300,000
Due to Sponsor	—	14,537

Total current liabilities	296,338	767,938
Warrant liability	2,581,333	—
Deferred underwriting compensation	26,250,000	—

Total liabilities	29,127,671	767,938
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 75,000,000 shares at $10.04 per share redemption value	753,332,018	—
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no ne issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no nonredeemable shares issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 and 21,562,500 shares issued and outstanding as of September 30, 2022 (2) and December 31, 2021 (1) , respectively	1,875	2,156
Additional paid-in capital	—	22,844
Accumulated deficit	(28,089,550)	(5,000)

Total shareholders’ equity ( deficit )	(28,087,675)	20,000

Total liabilities, and shareholders’ equity ( deficit )	$754,372,014	$787,938

(1)	Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021.

(2)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three months ended September 30, 2022	For the Nine months ended September 30, 2022
Operating costs	$411,769	$1,204,953

Loss from operations	(411,769)	(1,204,953)
Other income (expense):
Interest income from investments held in Trust Account	3,235,822	3,540,845
Warrant issuance transaction costs	—	(20,182)
Change in fair value of warrant liability	2,464,000	14,901,333

Net income	$5,288,053	$17,217,043

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	72,500,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.06	$0.19

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.19

(1)
Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021
and

the surrender
 of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).

The accompanying notes are an integral part of these condensed unaudited financial statements
.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (1)	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (2)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(41,969,575)	(78,860,034)
Net income	—	—	—	—	—	9,876,745	9,876,745

Balance at March 31, 2022	—	—	18,750,000	1,875	—	(32,097,830)	(32,095,955)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(305,023)	(305,023)
Net income	—	—	—	—	—	2,052,245	2,052,245

Balance at June 30, 2022	—	—	18,750,000	1,875	—	(30,350,608)	(30,348,733)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,026,995)	(3,026,995)
Net inc o me	—	—	—	—	—	5,288,053	5,288,053

Balance at September 30, 2022	—	$—	18,750,000	$1,875	$—	$(28,089,550)	$(28,087,675)

(1)	Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 .
(2)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

Cash flows from operating activities:
Net income	$17,217,043
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(3,540,845)
Change in fair value of warrant liability	(14,901,333)
Warrant issuance transaction costs	20,182
Changes in operating assets and liabilities:
Prepaid expenses	(752,116)
Accounts payable and accrued expenses	296,338

Net cash used in operating activities	(1,660,731)

Cash flows from investing activities:
Principal deposited in Trust Account	(750,000,000)

Net cash used in investing activities	(750,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	17,600,000
Proceeds from sale of units in initial public offering	750,000,000
Payment of underwriters’ discount	(15,000,000)
Payment of offering costs	(545,679)
Repayment of advances from Sponsor	(14,537)
Repayment of promissory note - related party	(300,000)

Net cash provided by financing activities	751,739,784

Net change in cash	79,053
Cash at beginning of period	—

Cash at end of period	$79,053

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$26,250,000
Forfeiture of Class B shares for no consideration	$281

The accompanying notes are an integral part of these condensed unaudited financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,733,333 (the “private placement warrants”) at a price of $1.50 per private placement warrant to the Company’s Sponsor, generating gross proceeds of $17,600,000, which is described in Note 4.
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
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
Liquidity and capital resources
As of September 30, 2022, the Company had an unrestricted cash balance of $79,053, cash and investments held in the Trust Account of $753,540,845 and
 a
working
capital
deficiency of $217,285. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000) and to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
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

Note
2-Summary
of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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

Cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company held $922,428 and $0, respectively, in cash equivalents in the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
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
Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the Initial Public Offering and $20,182 was expensed to the condensed statements of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.

As of September 30, 2022 the Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$750,000,000
Less
Fair value of Public Warrants at issuance	(36,750,000)
Class A ordinary share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	82,192,052

Class A ordinary shares subject to possible redemption	$753,332,018

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
Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 10).
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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A ordinary share in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income (loss) per share of ordinary share is the same as basic net income (loss) per share of ordinary share for the periods presented.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary
Numerator:
Allocation of net income (loss)	$4,230,442	$1,057,611	$13,679,294	$3,537,749
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	72,500,000	18,750,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.19	$0. 19
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
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale
debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.
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
Class B ordinary shares in respect of each outstanding Class B ordinary share, resulting in the Sponsor owning 21,562,500 Founder Shares. The Founder Shares include an aggregate of up to 2,812,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in the Company’s Sponsor holding 18,750,000 Founder Shares.
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
Administrative Services Agreement
Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $45,000 and $135,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of September 30, 2022, $60,000 is included in accounts payable and accrued expenses in the accompanying condensed unaudited balance sheets.
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
As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $752,618,417 in United States Treasury Bills and $922,428 held as cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of September 30, 2022 (1)	$752,618,417	$342,789	$752,961,206

(1)	Maturity date December 22, 2022.
Subsequent
 to September
 30, 2022,

the Company withdrew $
250,000
of interest earned on the
 Trust Account for working capital.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022.
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
Note
8-Shareholders’
Equity (Deficit)
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
-The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022, there were 75,000,000 Class A
o
rdinary
s
hares issued and outstanding subject to possible redemption. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.
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
basis.
Note
9-Warrants
As of September 30, 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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

Note
10-Recurring
Fair Value Measurements
As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $752,618,417 in United States Treasury Bills and $922,428 held as cash equivalents. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three and nine
months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants
of $2,464,000 and $14,901,333, respectively, presented as change in fair value of warrant liability in the accompanying condensed statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants	$—	$—	$2,581,333
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 10, 2022		September 30, 2022
Ordinary share price	$9.44		$9.67
Exercise price	$11.50		$11.50
Volatility	24.5%		13.0	% (1)
Term	6.33		5.62
Risk-free rate	1.7%		4.0%
Dividend yield	0%		0%
Probability of completing Business Combination	76	% (2)	16	% (3)

(1)	As of September 30, 2022 volatility is probability adjusted.
(2)	Estimate based on completed SPAC market data published by third party as of January 10, 2022.
(3)
Estimate based on public trading of rights for SPACs and their implied business combination probabilities as of September 30, 2022. Includes SPACs with completion deadlines similar to the Company’s deadline that have not announced a pending initial business combination.

The
 change in the fair value of the warrant liabilities for the nine
months ended September
30
,
2022
is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(12,437,333)
Level 3 Derivative warrant liability at June 30, 2022	5,045,333
Change in fair value of derivative warrant liability	(2,464,000)

Level 3 Derivative warrant liability at September 30, 2022	$2,581,333

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 10, 2022, the date that these unaudited condensed financial statements were available to be issued. Based upon this review, all subsequent events have been adequately disclosed in these unaudited condensed financial statements.
Subsequent to September 30, 2022, the Company withdrew $250,000 of interest earned on the
Trust Account for working capital.

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

As indicated in the accompanying financial statements, at September 30, 2022, we had an unrestricted cash balance of $79,053 as well as cash and investments held in the Trust Account of $753,540,845. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the three months ended September 30, 2022, we had a net income of $5,288,053, a loss from operations of $411,769, comprised of general and administrative expenses, and non-operating income of $5,699,822, comprised of a change in fair value of warrant liability of $2,464,000, and interest earned in the Trust Account of $3,235,822. For the nine months ended September 30, 2022, we had a net income of $17,217,043, a loss from operations of $1,204,953, comprised of general and administrative expenses, and non-operating income of $18,421,996, comprised of a change in fair value of warrant liability of $12,437,333 and interest earned in the Trust Account of $3,540,845 offset by warrant issuance costs of $20,182.

Through September 30, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2022, $753,540,845 was held in the Trust Account (including $26,250,000 of deferred underwriting discounts and commissions and approximately $17,600,000 from the private placement) and we had cash outside of the Trust Account of $79,053 and $296,338 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had an unrestricted cash balance of $79,053 as well as cash and investments held in the Trust Account of $753,540,845. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares a $300,000 loan from our Sponsor, which was paid in full on January 11, 2022.

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

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $135,000, respectively, in administrative services expenses under the arrangement. As of September 30, 2022, $60,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Recent Accounting Standards

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on March 28, 2022.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering in January 10, 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately ten months after the effective date of our Initial Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $3,540,845 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or January 15, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2022

SCREAMING EAGLE ACQUISITION CORP.

/s/ Eli Baker
Name: Title:	Eli Baker Chief Executive Officer (Principal Executive Officer)

/s/ Ryan O’Connor
Name: Title:	Ryan O’Connor Vice President of Finance (Principal Financial and Accounting Officer)