Form 10-K
period 2022-12-31
Screaming Eagle Acquisition Corp.
filed 2023-03-01
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
code: (310)
209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	SCRMU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	SCRM	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SCRMW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2022, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on The Nasdaq Global Market LLC, was $719,250,000.
As of March 1, 2023
, there were 75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission (“SEC”).

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

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 955 Fifth Avenue, New York, NY 10075 or by telephone at (310) 209-7280 or on our Internet website https://eaglesinvest.com/.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. As we are deemed to be a large accelerated filer, we are required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering in January 10, 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately thirteen months after the effective date of our Initial Public Offering, as of the date of this Annual Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $9,712,942 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or January 15, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Further we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by the completion window. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if the Company is unable to complete a business combination within the combination window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000), less taxes payable up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 955 Fifth Avenue, New York, NY 10075 from Global Eagle Acquisition, LLC, an entity affiliated with our Sponsor and the members of our management team in an amount not to exceed $15,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Shareholders’ Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are traded on Nasdaq under the symbols “SCRMU,” “SCRM” and “SCRMW,” respectively.

Holders

As of December 31, 2022, there was one holder of record of our units, one holder of our Founder Shares, and one holder of record of our warrants.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As indicated in the accompanying financial statements, at December 31, 2022, we had an unrestricted cash balance of $117,696 as well as cash and investments held in the Trust Account of $759,712,942. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We have generated non-operating income in the form of interest income from the proceeds derived from the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $22,511,785, a loss from operations of $1,628,308, comprised of general and administrative expenses of $1,628,308, and non-operating income of $24,140,093, comprised primarily of a change in fair value of warrant liability of $14,197,333 and interest earned in the Trust Account of $9,962,942. For the period from November 3, 2021 (inception) through December 31, 2021, we had a net loss of $5,000, which consisted of formation and operating costs of $5,000.

Through December 31, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2022, $759,712,942 was held in the Trust Account (including $26,250,000 of deferred underwriting discounts and commissions and approximately $17,600,000 from the private placement) and we had cash outside of the Trust Account of $117,696 and $338,004 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had an unrestricted cash balance of $117,696 as well as cash and investments held in the Trust Account of $759,712,942. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares and a $300,000 loan from our Sponsor, which was paid in full on January 11, 2022.

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

The Company’s liquidity needs had been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs will be satisfied through the funds held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000). Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from the issuance of the financial statements.

The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of January 10, 2024. Although the Company plans to complete the transaction before the scheduled liquidation date, there can be no assurance that the Company will be able to consummate a business combination by January 10, 2024. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 10, 2024. Management plans to consummate a Business Combination prior to January 10, 2024, however there can be no assurance that one will be completed.

We expect our primary liquidity requirements during that period prior to the initial business combination to include approximately $416,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations, $360,000 for administrative and support services, and approximately $224,000 for Nasdaq and other regulatory fees and approximately $850,000 for director and officer liability insurance premiums. We will also reimburse an affiliate of our Sponsor for office space and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services.

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

We currently maintain our executive offices at 955 Fifth Avenue, New York, NY, 10075 from Global Eagle Acquisition LLC, an affiliate of our Sponsor. We are reimbursing Global Eagle Acquisition LLC for office space and administrative services provided to members of our management team in an amount not exceeding $15,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No audited quarterly operating data is included in this Form 10-K as we have not conducted any operations to date.

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $180,000 in administrative services expenses under the arrangement. As of December 31, 2022, $45,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Registration Rights Agreement

The holders of the Founder Shares, private placement warrants, warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the initial public offering, requiring us to register such securities and any of our other securities they hold or acquire prior to the consummation of our initial business combination for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

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

Warrant liability

The Company accounts for the private placement warrants as liabilities at fair value on the balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in capital.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 10, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed. The net proceeds of the initial public offering and the sale of the private placement units held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Vice President of Finance, (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, WithumSmith+Brown, PC, has issued an audit report with respect to our internal control over financial reporting, which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Screaming Eagle Acquisition Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Screaming Eagle Acquisition Corp. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from November 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”) and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 1, 2023

PCAOB ID Number: 100

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Harry E. Sloan	72	Chairman
Eli Baker	48	Chief Executive Officer and Director
Ryan O’Connor	27	Vice President of Finance
Jeff Sagansky	71	Director
Amy Gershkoff Bolles	42	Director
Paul Buccieri	56	Director
Joshua Kazam	45	Director
Isaac Lee	52	Director

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

Eli Baker has been our Chief Executive Officer and Director since November 2021. Mr. Baker is a Partner in Eagle Equity Partners (and its related companies). Most recently, Mr. Baker has served as President and Chief Financial Officer of Soaring Eagle through the business combination with Ginkgo Bioworks, Inc. (NYSE: DNA) Prior to Soaring Eagle, Mr. Baker served as President and Chief Financial Officer of Flying Eagle through the business combination with Skillz, Inc. (NYSE: SKLZ) Mr. Baker also served as president, chief financial officer and secretary of Diamond Eagle from March 2019 until the consummation of its business combination with DraftKings, Inc. (Nasdaq: DKNG), in April 2020. Mr. Baker served as the president, chief financial officer and secretary of Platinum Eagle from July 2017 until the consummation of its business combination with Target Hospitality (Nasdaq:TH) in March 2019, and served as a member of Target Hospitality’s board of directors from March 2019 through December 2021. Mr. Baker served as Double Eagle’s vice president, general counsel and secretary from June 2015 through its business combination in November 2017. Mr. Baker was also a director of Silver Eagle from July 2014 through Silver’ Eagle’s business combination in March 2015. Mr. Baker is a co-founder and partner of Manifest Investment Partners, LLC, a growth equity/venture fund that focuses in early stage technology-enabled business where he has served since June 2016. Mr. Baker continues to be co-managing director and a partner in Hemisphere Capital Management LLC, a private finance company that specializes in special opportunity equity and credit investments in the media and entertainment industry. Mr. Baker is a former lawyer and earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California at Hastings Law School. We believe Mr. Baker is qualified to serve on our board of directors due, among other things, to his extensive experience as a founder of special purpose acquisition companies and as an investor in the technology, media and entertainment sectors.

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

Jeff Sagansky has been our Director since December 2021. Mr. Sagansky served as the Chief Executive Officer of Platinum Eagle from January 2018 until the consummation of its business combination with Target Hospitality (Nasdaq:TH) in March 2019, and continues to serve as a member of Target Hospitality’s board of directors. Mr. Sagansky has been a director of WillScot Corporation since Double Eagle was formed in June 26, 2015 and served as Double Eagle’s President and Chief Executive Officer from August 6, 2015 until the consummation of its business combination in November 2017. He also co-founded, together with Mr. Sloan, Silver Eagle, which invested approximately $273.3 million in Videocon d2h in exchange for equity shares of Videocon d2h represented by ADSs in March 2015. In March 2018, Videocon d2h merged with and into Dish TV India Limited (NSE: DISHTV). Mr. Sagansky served as Silver Eagle’s president from April 2013 through March 2015. Mr. Sagansky also co-founded with Mr Sloan and Eli Baker Soaring Eagle which completed a merger with Gingko Bioworks in September of 2021, Diamond Eagle which merged with Draft Kings in April of 2020, and Flying Eagle which merged with Skillz in December of 2020.

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

Dr. Amy Gershkoff Bolles has served on our board of directors since January 2022. Dr. Bolles currently serves as Global Head of Digital & Emerging Technology Strategy at Levi Strauss & Co. (Nasdaq: LEVI). Prior to joining Levi Strauss & Co. in March 2022, she served as Chief Operating Officer at Tradesy, Inc., an ecommerce company, from May 2021 until March 2022. Prior to joining Tradesy, Inc. in May 2021, she served as Chief Data Officer at Bitly, Inc., an enterprise SaaS company, from September 2018 until April 2021. Prior to Bitly, Inc., she worked as an independent consultant from October 2017 until September 2018. Previously, she served as Chief Data Officer at Ancestry.com LLC, a genealogy and consumer genomics company, from November 2016 until September 2017. From March 2015 until November 2016, Dr. Bolles served as Chief Data Officer for Zynga Inc. (Nasdaq: ZNGA), a social online and mobile gaming company, as well as General Manager of Advertising. From July 2013 until March 2015, Dr. Bolles served as Head of Customer Analytics & Insights and Head of Global Data Science for eBay Inc. (Nasdaq: EBAY), a multinational ecommerce corporation. She received her B.A. from Cornell University, and her M.A. and Ph.D. from Princeton University. We believe Dr. Bolles is qualified to serve on our board of directors due, among other things, to her leadership experience in both public and private companies.

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

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Eli Baker	Hemisphere Capital Management	Special opportunity investments	Principal

	Manifest Investment Partner	Venture/growth equity	Principal

Harry E. Sloan	Ginkgo Bioworks Holdings, Inc.	Biotechnology company	Director

	Draftkings, Inc.	Digital Sports Entertainment and Gaming Company	Vice Chairman

	Promotora de Informaciones, S.A.	Media	Director

	Lions Gate Entertainment Corp.	Motion Picture and Television Production	Director

Jeff Sagansky	Target Hospitality Corp.	Specialty Rental and Hospitality Services	Director

	WillScot Corporation	Modular space and portable storage	Director

	Sharecare, Inc.	Health and wellness company	Director

	Omio	European travel ticketing company	Director

Amy Gershkoff Bolles	Levi Strauss & Co.	Apparel & clothing	Global Head of Digital and Emerging Technology Strategy

Paul Buccieri	A+E Television Networks Group	Global media and entertainment brand portfolio	President and Chairman

	Propagate Content	Developer, producer and distributed programmer	Director

Joshua Kazam	Allogene Therapeutics, Inc.	Biotechnology	Co-Founder, Officer and Director

	Breakthrough Properties, LLC	Life Science Real Estate	Co-Founder and Director

	Byheart, Inc.	Nutrition	Co-Founder and Director

	IconOVir Bio, Inc.	Biotechnology	Co-Founder and Director

	Kronos Bio, Inc.	Biotechnology	Co-Founder and Director

	Two River, LLC	Biotechnology	Co-Founder and Partner

	Vida Ventures, LLC	Biotechnology	Co-Founder and Director

	Vision Path, Inc. (d/b/a Hubble Contacts)	Health and Wellness	Director

Isaac Lee	EXILE Content Studio, Inc.	Television and film production	Founder and Executive Chairman

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

Compensation Discussion and Analysis

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2023, and as adjusted to reflect the sale of our Class A ordinary shares included in the units offered by this Form 10-K, and assuming no purchase of units in the initial public offering, by:

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

The beneficial ownership of our ordinary shares is based on 75,000,000 Class A ordinary shares and 18,750,000 Founder Shares issued and outstanding as of December 31, 2022.

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned (2)	Approximate Percentage of Total Voting Power
Eagle Equity Partners V, LLC (our Sponsor)(3)	—	18,750,000	20%
Harry E. Sloan	—	—	—
Eli Baker	—	—	—
Ryan O’Connor	—	—	—
Jeff Sagansky	—	—	—
Amy Gershkoff Bolles	—	—	—
Paul Buccieri	—	—	—
Joshua Kazam	—	—	—
Isaac Lee	—	—	—
All officers and directors as a group (8 individuals)	—	—	—

Name and Address of Beneficial Owner Five Percent Holders	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned	Approximate Percentage of Total Voting Power
Millennium Management LLC (4)	5,156,431	—	5.5%
Owl Creek Asset Management, L.P. (5)	5,000,000	—	5.3%
Aristeia Capital, L.L.C. (6)	3,872,885	—	4.1%
AQR Capital Management, LLC (7)	5,874,198	—	6.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 955 Fifth Avenue, New York, NY, 10075.
(2)

Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

Eagle Equity Partners V, LLC is the record holder of the shares reported herein. There are three managing members of Eagle Equity Partners V, LLC and each are United States citizens. Each managing member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual managing member of Eagle Equity Partners V, LLC exercises voting or dispositive control over any of the securities held by the entity, even those in which he holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)

According to a Schedule 13G/A filed on January 20, 2023, interests shown are held by (i) Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“n Group Management”), Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”) and Israel A. Englander, a United States citizen. Millennium Group Management is the managing member of Millennium Management. The managing member of Millennium Group Management is a trust of which Mr. Englander, currently serves as the sole voting trustee. The address of this shareholder is 399 Park Avenue, New York, New York 10022.

(5)

According to a Schedule 13G filed on February 9, 2023, interests shown are held by (i) Owl Creek Asset Management, L.P., a Delaware limited partnership and (ii) Jeffrey A. Altman. Owl Creek Asset Management, L.P. is the investment manager of certain funds and a sub-advisor to a certain sub-account (the “Owl Creek Funds and Account”), with respect to the Class A ordinary shares owned by the Owl Creek Funds and Account. Mr. Altman is the managing member of the general partner of Owl Creek Asset Management, L.P., with respect to the Class A ordinary shares owned by the Owl Creek Funds and Account. The address of each shareholder is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of (i) AQR Capital Management, LLC, a Delaware limited liability company, (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company, and (iii) AQR Arbitrage, LLC, a Delaware limited liability company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address of the is shareholder is Two Greenwich Plaza, Greenwich, CT 06830.

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

Related Party Loans

On November 5, 2021, we issued a Promissory Note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the completion of the initial public offering. The Promissory Note was paid in full on January 11, 2022 and borrowings under the Promissory Note are no longer available. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay the Working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and for the period from November 3, 2021 (inception) through December 31, 2021, totaled $101,650 and $20,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2022, we did not pay Withum any tax related fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of January 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (file No. 001-41203, filed with the Securities and Exchange Commission on March 28, 2022).

10.1	Letter Agreement among the Company, its executive officers, its directors and Eagle Equity Partners V, LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

10.3	Registration Rights Agreement, dated January 5, 2022, by and among the Company, Eagle Equity Partners V, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

10.4	Private Placement Warrants Purchase Agreement by and between the Company and Eagle Equity Partners V, LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

10.5	Administrative Services and Indemnification Agreement, dated as of January 5, 2022, by and between the Company and Eagle Equity Partners V, LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41203, filed with the Securities and Exchange Commission on January 10, 2022).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

10.7	Promissory Note, dated November 5, 2021, issued to Eagle Equity Partners V, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

10.8	Securities Subscription Agreement by and between the Company and Eagle Equity Partners V, LLC, dated November 5, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023	Screaming Eagle Acquisition Corp.

	By:	/s/ Eli Baker
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

/s/ Eli Baker	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Eli Baker

/s/ Ryan O’Connor	Vice President of Finance (Principal Financial and Accounting Officer)	March 1, 2023
Ryan O’Connor

/s/ Harry E. Sloan	Chairman	March 1, 2023
Harry E. Sloan

/s/ Jeff Sagansky	Director	March 1, 2023
Jeff Sagansky

/s/ Amy Gershkoff Bolles	Director	March 1, 2023
Amy Gershkoff Bolles

/s/ Paul Buccieri	Director	March 1, 2023
Paul Buccieri

/s/ Joshua Kazam	Director	March 1, 2023
Joshua Kazam

/s/ Isaac Lee	Director	March 1, 2023
Isaac Lee

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Screaming Eagle Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Screaming Eagle Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from November 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from November 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 10, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements We believe that our audits provide a reasonable basis for our opinions.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Accounting for and Valuation of Private Placement Warrants
Description:
As described in Notes 2, 9 and 10 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instrument’s specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance and as of December 31, 2022 were estimated using a Black-Scholes option pricing model. As of December 31, 2022, 11,733,333 private placement warrants at a fair value of $3.3 million remained outstanding resulting in $14.2 million of gain related to the change in fair value for the year ended December 31, 2022. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants, and management’s significant assumptions related to implied volatility and probability of executing a successful business combination; (iii) the judgment to determine that the private placement warrants qualified as a similar security to the public warrant in an active market and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Response:
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, obtaining an understanding of, evaluating the design of and testing the operating effectiveness of controls over management’s process for accounting for and determining the fair value of the private placement warrants, reading the agreements, evaluating the accounting for the private placement warrants, and testing management’s fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to account for and determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumptions related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; and (iv) evaluating the reasonableness of the significant assumptions related to implied volatility and probability of executing a successful business combination by considering consistency with external market data.
Reference:
Notes 2, 9 and 10
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 1, 2023
PCAOB ID Number: 100

SCREAMING EAGLE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash	$117,696	$—
Prepaid expenses	581,784	—

Total current assets	699,480	—
Deferred offering costs	—	787,938
Cash and investments held in Trust Account	759,712,942	—

Total assets	$760,412,422	$787,938

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued expenses	$338,004	$453,401
Promissory note—related party	—	300,000
Due to Sponsor	—	14,537

Total current liabilities	338,004	767,938
Warrant liability	3,285,333	—
Deferred underwriting compensation	26,250,000	—

Total liabilities	29,873,337	767,938
Commitments and contingencies (Note 7)
Class A ordinary shares subject to possible redemption; 75,000,000 and no shares at $10.09 and $0 redemption value at December 31, 2022 and December 31, 2021, respectively	756,862,942	—
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 and 21,562,500 shares issued and outstanding as of December 31, 2022 (1) and December 31, 2021 (2) , respectively	1,875	2,156
Additional paid-in capital	—	22,844
Accumulated deficit	(26,325,732)	(5,000)

Total shareholders’ equity (deficit)	(26,323,857)	20,000

Total liabilities and shareholders’ equity (deficit)	$760,412,422	$787,938

(1)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
(2)	Shares outstanding reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 (see Note 5).
The accompanying notes are an integral part of these financial statements.

SCREAMING EAGLE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from November 3, 2021 (Inception) through December 31, 2021
Operating costs	$1,628,308	$5,000

Loss from operations	(1,628,308)	(5,000)
Other income (expense):
Interest from investments held in Trust Account	9,962,942	—
Allocation of offering costs to warrant liability	(20,182)	—
Change in fair value of warrant liability	14,197,333	—

Net income (loss)	$22,511,785	$(5,000)

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	73,150,685	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.24	$—

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.24	$—

(1)
Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statements.

SCREAMING EAGLE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at November 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholder at approximately $0.0014 per share (1)	—	—	21,562,500	2,156	22,844	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance at December 31, 2021 (1)	—	—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (2)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(48,832,517)	(85,722,976)
Net income	—	—	—	—	—	22,511,785	22,511,785

Balance at December 31, 2022	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)

(1)	Shares and the associated amounts have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 (see Note 5).
(2)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (see Note 5).
The accompanying notes are an integral part of these financial statements.

SCREAMING EAGLE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from November 3, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$22,511,785	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation expenses paid by sponsor in exchange for Class B ordinary shares	—	5,000
Interest income from investments held in Trust Account	(9,962,942)	—
Change in fair value of warrant liability	(14,197,333)	—
Warrant issuance transaction costs	20,182	—
Changes in operating assets and liabilities:
Prepaid expenses	(581,784)	—
Accounts payable and accrued expenses	338,004	—

Net cash used in operating activities	(1,872,088)	—

Cash flows from investing activities:
Principal deposited in Trust Account	(750,000,000)	—
Cash withdrawn from Trust Account for working capital	250,000	—

Net cash used in investing activities	(749,750,000)	—

Cash flows from financing activities:
Proceeds from private placement of warrants	17,600,000	—
Proceeds from sale of units in initial public offering	750,000,000	—
Payment of underwriters’ discount	(15,000,000)	—
Payment of offering costs	(545,679)	—
Repayment of advances from Sponsor	(14,537)	—
Repayment of promissory note—related party	(300,000)	—

Net cash provided by financing activities	751,739,784	—

Net change in cash	117,696	—
Cash at beginning of period	—	—

Cash at end of period	$117,696	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$26,250,000	$—

Offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$20,000

Deferred offering costs paid through Advance from Sponsor	$—	$14,537

Deferred offering costs paid through Promissory Note—Related Party	$—	$300,000

Deferred offering costs included in accrued expenses	$—	$453,401

The accompanying notes are an integral part of these financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with an early stage and emerging growth company.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,733,333 warrants (the “private placement warrants”) at a price of
$1.50 per private placement warrant to the Company’s Sponsor, generating gross proceeds of $17,600,000
, (the “Private Placement”) which is described in Note 4.
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
There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, proceeds of the sale of the private placement warrants, were held in a trust account (“Trust Account”) and invested in U.S. government securities, in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
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
Liquidity, capital resources, and going concer
n
As of December 31, 2022, the Company had an unrestricted cash balance of $117,696, cash and investments held in the Trust Account of $759,712,942 and a working capital deficiency of $220,308. As of December 31, 2021, the Company
had no cash.
The Company’s
liquidity needs had been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from the
Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the
Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs will be satisfied through the funds held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000) and to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from the issuance of the financial statements.
The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of January 10, 2024. Although the Company plans to complete the transaction before the scheduled liquidation date, there can be no assurance that the Company will be able to consummate a business combination by January 10, 2024. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 10, 2024. Management plans to consummate a Business Combination prior to January 10, 2024, however there can be no assurance that one will be completed.
Note
2-Summary
of Significant Accounting Policies
Basis of presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and the actual results could differ significantly from those estimates.

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
Investment Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the Initial Public Offering and $20,182 was expensed to the statements of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”).” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.

As of December 31, 2022 the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$750,000,000
Less
Fair value of Public Warrants at issuance	(36,750,000)
Class A ordinary share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	85,722,976

Class A ordinary shares subject to possible redemption	$756,862,942

Derivative financial instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company accounts for the private placement warrants as liabilities at fair value on the balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in capital.
Income taxes
The Company accounts for income taxes under ASC
 Topic
740, “Income Taxes”

which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 10).
Net income (loss) per
ordinary
share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333
Class A ordinary share in the aggregate.
As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share, and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

	For The Year Ended December 31, 2022		For the Period From November 3, 2021 (inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$17,918,827	$4,592,958	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	73,150,685	18,750,000	—	18,750,000
Basic and diluted net income (loss) per share	$0.24	$0.24	$—	$—
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

Recently adopted accounting standards
Financial Instruments—Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
No. 2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale
debt securities. This standard is effective for annual reporting periods beginning after January 1, 2020, and interim periods within those years, and early adoption is permitted. The Company adopted the provisions of this standard guidance on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills which have no credit losses.
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
Note
4-Private
Placement
The Sponsor purchased an aggregate of 11,733,333 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $17,600,000, from the Company in a private placement that closed simultaneously with the closing of the Initial Public Offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds (Note 6) from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.
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
Administrative Services Agreement
Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period from November 3, 2021 (inception) to December 31, 2021, the Company incurred $180,000 and $0, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of December 31, 2022 and December 31, 2021, $45,000 and $0 is included in accounts payable and accrued expenses in the accompanying balance sheets.
In addition, the Company has agreed that it will indemnify the Sponsor from any claims arising out of or relating to the initial public offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). (subject to an aggregate maximum release of $3,000,000). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, such loans may be converted upon completion of a Business Combination into warrants of the post Business Combination entity at a price of
$1.50
per warrant at the option of the lender up to $1,500,000, per going concern note. Such warrants would be identical to the private placement warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date.
Note
6-Trust
Account
A total of $750,000,000, which includes $735,000,000 of the net proceeds from the Public Offering and $15,000,000 from the sale of the private placement warrants, has been placed in the Trust Account.
As December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037
held in money market fund. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with

ASC 320, “Investments-Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Amortized Cost	Gross Holding Gain	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of December 31, 2022 (1)	$759,271,905	$161,421	$759,433,326
Money market fund	N/A	N/A	441,037

(1)	Maturity date March 23, 2023.

Subsequent to December 31, 2022, the Company withdrew $250,000 of interest earned on the Trust Account for working capital.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2022.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
7-Commitments
and Contingencies
Registration Rights
The holders of the Founder Shares, private placement warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.
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
In February 2022, the Russian Federation and Belarus commenced a military action within the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Underwriting Agreement
The Company had granted the underwriters a
45-day
option to purchase up to 11,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On February 19, 2022, the option lapsed because the underwriters did not exercise their over-allotment option.
In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $26,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note
8-Shareholders’
Equity (Deficit)
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
-The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 75,000,000 Class A ordinary shares issued and outstanding subject to possible redemption. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
-The Company is authorized to issue 80,000,000
Class B ordinary shares, with a par value of
$0.0001
per share. Holders of the Class B ordinary shares are entitled t
o one vote for each share. On November 5, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 17,250,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On December 13, 2021, the Company effected a share recapitalization with respect to the Founder Shares whereby the Company issued one and one-quarter
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
basis.
Note
9-Warrants
As of December 31, 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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
Note
10-Recurring
Fair Value Measurements
As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037
held in money market fund. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the year ended December 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of
$14,197,333,
presented as change in fair value of warrant liability in the accompanying statements of operations.

The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants	$—	$—	$3,285,333
The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

	December 31, 2022
Ordinary share price	$9.94
Exercise price	$11.50
Volatility	31.0	% (1)
Term	5.75
Risk-free rate	3.98%
Dividend yield	0%
Probability of completing Business Combination	9	% (2)

(1)	As of December 31, 2022 volatility is probability adjusted.
(2)
Estimate based on public trading of rights for SPACs and their implied business combination probabilities as of December 31, 2022. Includes SPACs with completion deadlines similar to the Company’s deadline that have not announced a pending initial business combination.

The change in the fair value of the warrant liabilities for the year ended December 31, 2022 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(14,197,333)

Level 3 Derivative warrant liability at December 31, 2022	$3,285,333

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the financial statements.
Subsequent to December 31, 2022, the Company withdrew $250,000 of interest earned on the Trust Account for working capital.