Form 10-Q
period 2023-06-30
Screaming Eagle Acquisition Corp.
filed 2023-08-09
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
As of August 9, 2023, there were
75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCREAMING EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Part I. Financial Information	1

Item 1. Interim Financial Statements	1

Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

Condensed Statements of Operations For the Three and Six Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	2

Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three and Six Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	3

Condensed Statements of Cash Flows For the Six Months Ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II—Other Information	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	23

Part III	24

Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	UNAUDITED
	June 30, 2023	December 31, 2022
ASSETS:

Current assets:
Cash	$9,592	$117,696
Prepaid expenses	335,619	581,784

Total current assets	345,211	699,480

Cash and investments held in Trust Account	776,442,344	759,712,942

Total assets	$776,787,555	$760,412,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$492,037	$338,004

Total current liabilities	492,037	338,004

Warrant liability	1,642,667	3,285,333
Deferred underwriting compensation	26,250,000	26,250,000

Total liabilities	28,384,704	29,873,337

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 75,000,000 and 75,000,000 shares at $10.32 and $10.09 redemption value at June 30, 2023 and December 31, 2022, respectively	774,092,344	756,862,942

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $ 0.0001 par value; 80,000,000 shares authorized; 18,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(25,691,368)	(26,325,732)

Total shareholders’ deficit	(25,689,493)	(26,323,857)

Total liabilities and shareholders’ deficit	$776,787,555	$760,412,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating costs	$467,789	$345,832	$1,008,302	$793,184

Loss from operations	(467,789)	(345,832)	(1,008,302)	(793,184)
Other income (expense):
Interest from investments held in Trust Account	9,149,576	168,744	17,229,402	305,023
Allocation of offering costs to warrant liability	—	—	—	(20,182)
Change in fair value of warrant liability	1,173,333	2,229,333	1,642,666	12,437,333

Net income	$9,855,120	$2,052,245	$17,863,766	$11,928,990

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	75,000,000	75,000,000	71,250,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.11	$0.02	$0.19	$0.13

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.02	$0.19	$0.13

(1)	Retroactively adjusted for the six months ended June 30 , 2022 to reflect the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(8,079,826)	(8,079,826)
Net income	—	—	—	—	—	8,008,646	8,008,646

Balance at March 31, 2023	—	—	18,750,000	1,875	—	(26,396,912)	(26,395,037)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(9,149,576)	(9,149,576)
Net income	—	—	—	—	—	9,855,120	9,855,120

Balance at June 30, 2023	—	$—	18,750,000	$1,875	$—	$(25,691,368)	$(25,689,493)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (1)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(41,969,575)	(78,860,034)
Net income	—	—	—	—	—	9,876,745	9,876,745

Balance at March 31, 2022	—	—	18,750,000	1,875	—	(32,097,830)	(32,095,955)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(305,023)	(305,023)
Net income	—	—	—	—	—	2,052,245	2,052,245

Balance at June 30, 2022	—	$—	18,750,000	$1,875	$—	$(30,350,608)	$(30,348,733)

(1)	Reflects the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (Note 5).

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net income	$17,863,766	$11,928,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(17,229,402)	(305,023)
Change in fair value of warrant liability	(1,642,666)	(12,437,333)
Warrant issuance transaction costs	—	20,182
Changes in operating assets and liabilities:
Prepaid expenses	246,165	(922,448)
Accounts payable and accrued expenses	154,033	626,912

Net cash used in operating activities	(608,104)	(1,088,720)

Cash flows from investing activities:
Principal deposited in Trust Account	—	(750,000,000)
Cash withdrawn from Trust Account for working capital	500,000	—

Net cash provided by (used in) investing activities	500,000	(750,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	—	17,600,000
Proceeds from sale of units in initial public offering	—	750,000,000
Payment of underwriters’ discount	—	(15,000,000)
Payment of offering costs	—	(545,679)
Repayment of advances from Sponsor	—	(14,537)
Repayment of promissory note - related party	—	(300,000)

Net cash provided by financing activities	—	751,739,784

Net change in cash	(108,104)	651,064
Cash at beginning of period	117,696	—

Cash at end of period	$9,592	$651,064

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$26,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,733,333 warrants (the “private placement warrants”) at a price of $
1.50 per private placement warrant to the Company’s Sponsor, generating gross proceeds of $17,600,000
(the “Private Placement”), which is described in Note 4.
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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
Liquidity and capital resources
As of June 30, 2023, the Company had an unrestricted cash balance of $9,592, cash and investments held in the Trust Account of $776,442,344 and a working capital deficiency of $482,445. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000).
As of June 30, 2023, the Company had $
2,250,000
in remaining interest available
to be withdrawn
for working capital requirements. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $
1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
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
The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of January 10, 2024. Although the Company plans to complete the transaction before the scheduled liquidation date, there can be no assurance that the Company will be able to consummate a business combination by January 10, 2024. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.
No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 10, 2024. Management plans to consummate a Business Combination prior to January 10, 2024; however, there can be no assurance that one will be completed.
Note
2-Summary
of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six

months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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
Cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents in the Trust Account are considered to be investments. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consist of cash and money market funds.
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
Investment Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds are presented at fair value at the end of each reporting period.

Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the Initial Public Offering and $20,182 was expensed to the unaudited condensed statements of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$750,000,000
Less:
Fair value of Public Warrants at issuance	(36,750,000)
Class A ordinary share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	85,722,976

Class A ordinary shares subject to possible redemption, December 31, 2022	756,862,942
Plus:

Accretion of carrying value to redemption value	17,229,402

Class A ordinary shares subject to possible redemption, June 30, 2023	$774,092,344

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

Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The
Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
capital.
Net Income Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A ordinary share in the aggregate. As of June 30, 2023 and June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per share of ordinary share is the same as basic net income per share of ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$7,884,096	$1,971,024	$14,291,013	$3,572,753
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	75,000,000	18,750,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.19	$0.19

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,641,796	$410,449	$9,443,784	$2,485,206
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	71,250,000	18,750,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.13	$0.13

Fair value of financial instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The Founder Shares include an aggregate of up to 2,812,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over- allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in the Company’s Sponsor holding 18,750,000 Founder Shares.
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
Due to Sponsor
As of December 31, 2021, the amount due to the Sponsor was $
14,537. The
amount was
unpaid reimbursements of offering costs paid by the Sponsor on behalf of the Company. On January 11, 2022, the amount outstanding due to Sponsor was repaid in full.
Administrative Services Agreement
Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and six months

ended June 30, 2023, the Company incurred $45,000 and $90,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. During the three and six
months
ended June 30, 2022, the Company also incurred $45,000 and $90,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of June 30, 2023 and December 31, 2022, $45,000 and $45,000
are
included in accounts payable and accrued expenses in the accompanying condensed balance sheets
, respectively
.
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

As of June 30, 2023, investment securities in the Company’s Trust Account consisted of $776,442,344 in
a
money market fund. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037 held in
a
money market fund. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed
balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table
s
present fair value information as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
Since all of the Company’s permitted investments consist of money market fund, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets (Level 1)

Money market fund as of December 31, 2022	$441,037
Money market fund as of June 30, 2023	$776,442,344
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2023 and June 30, 2022.
Level 1 instruments consist of investments in money market fund. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31, 2022
, is
as follows:

	Amortized Cost	Gross Holding Gain	Fair Value

U.S. Government Treasury Securities as of December 31, 2022	$759,271,905	$161,421	$759,433,326
Note
7-Commitments
and Contingencies
Registration Rights
The holders of the Founder Shares, private placement warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) would be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

Note
8-Shareholders’
Deficit
Preference Shares
-
The Company is authorized
to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares
-
The Company
is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 75,000,000 Class A ordinary shares issued and outstanding subject to possible redemption. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.
Class B Ordinary Shares
-
The
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
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Note 9-Warrants
As of June 30, 2023 and December 31, 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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
Note
10-Recurring
Fair Value Measurements
As of June 30, 2023, investment securities in the Company’s Trust Account consisted of $776,442,344 in
a
money market fund. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037 held in
a
money market fund. See Note 6 for fair value information for the Trust Account.

The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three and six months ended June 30, 2023, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $1,173,333 and $1,642,666, respectively, presented as change in fair value of warrant liability in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $2,229,333 and $12,437,333, respectively, presented as change in fair value of warrant liability in the accompanying unaudited condensed statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants as of June 30, 2023	$—	$—	$1,642,667
Private placement warrants as of December 31, 2022	$—	$—	$3,285,333
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	June 30, 2023	December 31, 2022
Ordinary share price	$10.32	$9.94
Exercise price	$11.50	$11.50
Volatility	5.5%	31.0%
Term	5.54	5.75
Risk-free rate	4.09%	3.98%
Dividend yield	0%	0%
Probability of completing Business Combination (1)	11%	9%

(1)
Estimates of 11% and 9% based on
public trading of rights for special purpose acquisition companies and their implied business combination probabilities as of June 30, 2023 and December 31, 2022, respectively.

The change in the fair value of the warrant liabilities for the six months ended June 30, 2023 and 2022 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2022	$3,285,333
Change in fair value of derivative warrant liability	(1,642,666)

Level 3 Derivative warrant liability at June 30, 2023	$1,642,667

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(12,437,333)

Level 3 Derivative warrant liability at June 30, 2022	$5,045,333

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to, the date that these condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the condensed financial statements, except as disclosed below.
Subsequent to June 30, 2023, the Company withdrew $250,000
of interest earned on the Trust Account for working capital purposes.

1
6

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, at June 30, 2023, we had an unrestricted cash balance of $9,592 as well as cash and investments held in the Trust Account of $776,442,344. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the three months ended June 30, 2023, we had a net income of $9,855,120, a loss from operations of $467,789, comprised of general and administrative expenses, and non-operating income of $10,322,909, comprised of a change in fair value of warrant liability of $1,173,333 and interest earned in the Trust Account of $9,149,576. For the six months ended June 30, 2023, we had a net income of $17,863,766, a loss from operations of $1,008,302, comprised of general and administrative expenses, and non-operating income of $18,872,068, comprised of a change in fair value of warrant liability of $1,642,666 and interest earned in the Trust Account of $17,229,402.

For the three months ended June 30, 2022, we had a net income of $2,052,245, a loss from operations of $345,832, comprised of general and administrative expenses, and non-operating income of $2,398,077, comprised of a change in fair value of warrant liability of $2,229,333 and interest earned in the Trust Account of $168,744. For the six months ended June 30, 2022, we had a net income of $11,928,990, a loss from operations of $793,184, comprised of general and administrative expenses, and non-operating income of $12,722,174, comprised of a change in fair value of warrant liability of $12,437,333 and interest earned in the Trust Account of $305,023, offset by warrant issuance costs of $20,182.

Through June 30, 2023, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2023, we had an unrestricted cash balance of $9,592 as well as cash and investments held in the Trust Account of $776,442,344. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares and $300,000 loan from our Sponsor, which was paid in full on January 11, 2022, and borrowings under the Promissory Note are no longer available.

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

The Company’s liquidity needs had been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs will be satisfied through the funds held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000). As of June 30, 2023, the Company had $2,250,000 in remaining interest available to be withdrawn for working capital requirements. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2023 and June 30, 2022, the Company incurred $45,000 and $45,000, respectively, in administrative services expenses under the arrangement. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred $90,000 and $90,000, respectively, in administrative services expenses under the arrangement. As of June 30, 2023 and December 31, 2022, $45,000 and $45,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023

SCREAMING EAGLE ACQUISITION CORP.

/s/ Eli Baker
Name:	Eli Baker
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
Name:	Ryan O’Connor
Title:	Vice President of Finance
(Principal Financial and Accounting Officer)