Form 10-Q
period 2023-09-30
Screaming Eagle Acquisition Corp.
filed 2023-11-09
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emer
ging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 9, 2023, there were 75,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCREAMING EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	UNAUDITED
	September 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash	$808,103	$117,696
Prepaid expenses	172,037	581,784

Total current assets	980,140	699,480
Cash and investments held in Trust Account	785,553,621	759,712,942

Total assets	$786,533,761	$760,412,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$729,950	$338,004

Total current liabilities	729,950	338,004
Warrant liability	1,994,667	3,285,333
Deferred underwriting compensation	26,250,000	26,250,000

Total liabilities	28,974,617	29,873,337

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 75,000,000 and 75,000,000 shares at $10.46 and $10.09 redemption value at September 30, 2023 and December 31, 2022 , respectively	784,203,621	756,862,942
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(26,646,352)	(26,325,732)

Total shareholders’ deficit	(26,644,477)	(26,323,857)

Total liabilities and shareholders’ deficit	$786,533,761	$760,412,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative costs	$602,985	$411,769	$1,611,287	$1,204,953

Loss from operations	(602,985)	(411,769)	(1,611,287)	(1,204,953)
Other income (expense):
Interest from investments held in Trust Account	10,111,278	3,235,822	27,340,680	3,540,845
Allocation of offering costs to warrant liability	—	—	—	(20,182)
Change in fair value of warrant liability	(352,000)	2,464,000	1,290,666	14,901,333

Net income	$9,156,293	$5,288,053	$27,020,059	$17,217,043

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	75,000,000	75,000,000	72,500,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.10	$0.06	$0.29	$0.19

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.06	$0.29	$0.19

(1)	Retroactively adjusted to reflect the surrender of 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDERS’
EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(8,079,826)	(8,079,826)
Net income	—	—	—	—	—	8,008,646	8,008,646

Balance at March 31, 2023	—	—	18,750,000	1,875	—	(26,396,912)	(26,395,037)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(9,149,576)	(9,149,576)
Net income	—	—	—	—	—	9,855,120	9,855,120

Balance at June 30, 2023	—	—	18,750,000	1,875	—	(25,691,368)	(25,689,493)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(10,111,277)	(10,111,277)
Net income	—	—	—	—	—	9,156,293	9,156,293

Balance at September 30, 2023	—	$—	18,750,000	$1,875	$—	$(26,646,352)	$(26,644,477)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (1)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(41,969,575)	(78,860,034)
Net income	—	—	—	—	—	9,876,745	9,876,745

Balance at March 31, 2022	—	—	18,750,000	1,875	—	(32,097,830)	(32,095,955)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(305,023)	(305,023)
Net income	—	—	—	—	—	2,052,245	2,052,245

Balance at June 30, 2022	—	—	18,750,000	1,875	—	(30,350,608)	(30,348,733)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,026,995)	(3,026,995)
Net income	—	—		—	—	5,288,053	5,288,053

Balance at September 30, 2022	—	$—	18,750,000	$1,875	$—	$(28,089,550)	$(28,087,675)

(1)	Reflects the surrender o f 2,812,500 Class B ordinary shares for no consideration on February 19, 2022 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flows from operating activities:
Net income	$27,020,059	$17,217,043
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(27,340,680)	(3,540,845)
Change in fair value of warrant liability	(1,290,666)	(14,901,333)
Warrant issuance transaction costs	—	20,182
Changes in operating assets and liabilities:
Prepaid expenses	409,748	(752,116)
Accounts payable and accrued expenses	391,946	296,338

Net cash used in operating activities	(809,593)	(1,660,731)

Cash flows from investing activities:
Principal deposited in Trust Account	—	(750,000,000)
Cash withdrawn from Trust Account for working capital	1,500,000	—

Net cash provided by (used in) investing activities	1,500,000	(750,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	—	17,600,000
Proceeds from sale of units in initial public offering	—	750,000,000
Payment of underwriters’ discount	—	(15,000,000)
Payment of offering costs	—	(545,679)
Repayment of advances from Sponsor	—	(14,537)
Repayment of promissory note - related party	—	(300,000)

Net cash provided by financing activities	—	751,739,784

Net change in cash	690,407	79,053
Cash at beginning of period	117,696	—

Cash at end of period	$808,103	$79,053

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$26,250,000

Forfeiture of Class B shares for no consideration	$—	$281

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
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
Liquidity and capital resources
As of September 30, 2023, the Company had an unrestricted cash balance of $808,103, cash and investments held in the Trust Account of $ 785,553,621 and a working capital of $78,153. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000). As of September 30, 2023, the Company had $1,250,000 in remaining interest available to be withdrawn for working capital requirements. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
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

Note
2-Summary
of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
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
Cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents in the Trust Account are considered to be investments. As of September 30, 2023 and December 31, 2022, there were no cash equivalents included in current assets.
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

Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of September 30 30, 2023 and December 31, 2022, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$750,000,000
Less:
Fair value of Public Warrants at issuance	(36,750,000)
Class A ordinary share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	85,722,976

Class A ordinary shares subject to possible redemption, December 31, 2022	756,862,942
Plus:
Accretion of carrying value to redemption value	27,340,679

Class A ordinary shares subject to possible redemption, September 30, 2023	$784,203,621

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
Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A ordinary share in the aggregate. As of September 30, 2023 and September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per share of ordinary share is the same as basic net income per share of ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$7,325,035	$1,831,259	$21,616,047	$5,404,012
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	75,000,000	18,750,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.29	$0.29

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,230,442	$1,057,611	$13,679,294	$3,537,749
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	72,500,000	18,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.19	$0.19

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
Due to Sponsor
As of December 31, 2021, the amount due to the Sponsor was $14,537. The amount was unpaid reimbursements of offering costs paid by the Sponsor on behalf of the Company. On January 11, 2022, the amount outstanding due to Sponsor was repaid in full.
Administrative Services Agreement
Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, the Company incurred $45,000 and $135,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. During the three and nine months ended September 30, 202
2
, the Company also incurred $45,000 and $135,000, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of September 30, 2023 and December 31, 2022, $45,000 and $45,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.
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

As of September 30, 2023, investment securities in the Company’s Trust Account consisted of $785,553,621 in a money market fund. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037
held in a money market fund. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
In January 2022, the Company adopted the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current In expected credit loss(“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills which have no credit losses.
The following tables present fair value information as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market fund, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets (Level 1)
Money market fund as of December 31, 2022	$441,037
Money market fund as of September 30, 2023	$785,553,621
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2023 and September 30, 2022.
Level 1 instruments consist of investments in money market fund. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The carrying value, excluding gross unr
e
alized holding gain and fair value of held to maturity securities on December 31, 2022, is as follows:

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
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action within the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As of the date of the unaudited condensed financial statements, the full impact of the war between Russia and Ukraine, the war between Israel and Hamas, and related global economic disruptions on our financial condition and results of operations as well as the consummation of our business combination remains uncertain. The management will continuously evaluate the effect to the Company.

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
Note
8-Shareholders’
Deficit
Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 75,000,000 Class A ordinary shares issued and outstanding subject to possible redemption. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.
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
basis.
Note
9-Warrants
As of September 30, 2023 and December 31, 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

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

Note
10-Recurring
Fair Value Measurements
As of September 30, 2023, investment securities in the Company’s Trust Account consisted of $785,553,621 in a money market fund. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037 held in a money market fund. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three and nine months ended September 30, 2023, the Company recognized a gain (loss) resulting from a decrease (increase) in the fair value of the private placement warrants of $(352,000) and $1,290,666, respectively. The gain (loss) from change in fair value of the private placement warrants are presented as change in fair value of warrant liability in the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $2,464,000 and $14,901,333, respectively, presented as change in fair value of warrant liability in the accompanying unaudited condensed statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants as of September 30, 2023	$—	$—	$1,994,667
Private placement warrants as of December 31, 2022	$—	$—	$3,285,333
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	September 30 , 2023	December 31, 2022
Ordinary share price	$10.46	$9.94
Exercise price	$11.50	$11.50
Volatility	3.5%	31.0%
Term	5.53	5.75
Risk-free rate	4.6%	3.98%
Dividend yield	0%	0%
Probability of completing Business Combination (1)	11%	9%

(1)
Estimates of 11% and 9% based on public trading of rights for special purpose acquisition companies and their implied business combination probabilities as of September 30, 2023 and December 31, 2022, respectively.

The change in the fair value of the warrant liabilities for the nine months ended September 30, 2023 and 2022 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2022	$3,285,333
Change in fair value of derivative warrant liability	(1,290,666)

Level 3 Derivative warrant liability at September 30, 2023	$1,994,667

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(14,901,333)

Level 3 Derivative warrant liability at September 30, 2022	$2,581,333

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to, the date that these condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the condensed financial statements. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As of the date of the unaudited condensed financial statements, the full impact of the war between Russia and Ukraine, the war between Israel and Hamas, and related global economic disruptions on our financial condition and results of operations as well as the consummation of our business combination remains uncertain. The management will continuously evaluate the effect to the Company.

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

As indicated in the accompanying financial statements, at September 30, 2023, we had an unrestricted cash balance of $808,103 as well as cash and investments held in the Trust Account of $785,533,621. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the three months ended September 30, 2023, we had a net income of $9,156,293, a loss from operations of $602,985, comprised of general and administrative expenses, and non-operating income of $9,759,278, comprised of interest earned in the Trust Account of $10,111,278 offset by a loss from change in fair value of warrant liability of $352,000. For the nine months ended September 30, 2023, we had a net income of $27,020,059, a loss from operations of $1,611,287, comprised of general and administrative expenses, and non-operating income of $28,631,346, comprised of a gain from a change in fair value of warrant liability of $1,290,666 and interest earned in the Trust Account of $27,340,680.

For the three months ended September 30, 2022, we had a net income of $5,288,053, a loss from operations of $411,769, comprised of general and administrative expenses, and non-operating income of $5,699,822, comprised of a gain from a change in fair value of warrant liability of $2,464,000 and interest earned in the Trust Account of $3,235,822. For the nine months ended September 30, 2022, we had a net income of $17,217,043, a loss from operations of $1,204,953, comprised of general and administrative expenses, and non-operating income of $18,421,996, comprised of a gain from a change in fair value of warrant liability of $14,901,333 and interest earned in the Trust Account of $3,540,845, offset by warrant issuance costs of $20,182.

Through September 30, 2023, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2023, we had an unrestricted cash balance of $808,103 as well as cash and investments held in the Trust Account of $785,553,621. Our liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares and $300,000 loan from our Sponsor, which was paid in full on January 11, 2022, and borrowings under the Promissory Note are no longer available.

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

The Company’s liquidity needs had been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs will be satisfied through the funds held outside of the Trust Account, from the Public Offering. In addition, the Company is permitted to withdraw interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000). As of September 30, 2023, the Company had $1,250,000 in remaining interest available to be withdrawn for working capital requirements. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of our Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2023 and September 30, 2022, the Company incurred $45,000 and $45,000, respectively, in administrative services expenses under the arrangement. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred $135,000 and $135,000, respectively, in administrative services expenses under the arrangement. As of September 30, 2023 and December 31, 2022, $45,000 and $45,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Date: November 9, 2023

SCREAMING EAGLE ACQUISITION CORP.

/s/ Eli Baker
Name:	Eli Baker
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
Name:	Ryan O’Connor
Title:	Vice President of Finance
(Principal Financial and Accounting Officer)