Form 10-K
period 2023-12-31
Screaming Eagle Acquisition Corp.
filed 2024-02-29
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2023, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on The Nasdaq Global Market LLC, was $774,000,000.
As of February
2
9
, 2024, there were 75,000,000 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

(i)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•

our ability to complete our initial Business Combination (as defined herein) with LG Orion Holdings ULC, a British Columbia unlimited liability company (“StudioCo”), the studio business of Lions Gate Entertainment Corp., a British Columbia company (“Lions Gate Parent” or “Lionsgate”), or any other initial business combination;

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

•

the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in our Trust Account (the “Trust Account”) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

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

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the completion window, our public shareholders may receive only approximately $10.60 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the Business Combination.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Business Combination.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

PART I

References in this report to “we,” “us,” or the “Company” refer to Screaming Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. References to our “initial shareholders” are to the holders of our Founder Shares prior to our initial public offering.

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

On January 10, 2022, we consummated our initial public offering of 75,000,000 units (the “units”). Each unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) and one-third of one redeemable warrant (the “public warrants”), with each public warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $750,000,000.

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

A total of $750,000,000, comprised of $735,000,000 of the proceeds from the initial public offering (which amount included $26,250,000 of the underwriters’ deferred discount) and $15,000,000 of the proceeds of the sale of the private placement warrants, was placed in the Trust Account. See “Modifications to the Initial Public Offering Underwriters’ Deferred Discount” below for more information on the underwriters’ deferred discount.

The funds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024. On January 26, 2024, the Company amended the Trust Agreement, to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Business Combination with LG Orion Holdings ULC

On December 22, 2023, the Company entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“New SEAC” or “Pubco” following the consummation of the transactions contemplated by the Business Combination Agreement and related agreements, the “Business Combination”), Lions Gate Parent, LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly owned subsidiary of Lions Gate Parent (“Studio HoldCo”), StudioCo, SEAC MergerCo, a Cayman Islands exempted company and a direct, wholly-owned subsidiary of New SEAC (“MergerCo”), and 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of the Company (“New BC Sub”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, and the plan of arrangement (the “Plan of

Arrangement”) (i) the Company will merge with and into MergerCo (the “SEAC Merger”) with MergerCo surviving the SEAC Merger as a direct, wholly owned subsidiary of New SEAC (the resulting entity referred to herein as MergerCo or, where specified, the “SEAC Merger Surviving Company”), (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend (the “Cash Distribution”), (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and the Business Corporations Act (British Columbia) (the “BC Act”) and convert to a British Columbia unlimited liability company in accordance with the BC Act (the “MergerCo Domestication and Conversion”), (iv) New SEAC will transfer by way of continuation from the Cayman Islands (the “New SEAC Domestication”, and together with the MergerCo Domestication and Conversion, the “Domestications”) to British Columbia in accordance with the Companies Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) pursuant to an arrangement under Division 5 of Part 9 of the BC Act (the “Arrangement”), on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate (the “MergerCo Amalgamation”) to form one corporate entity (“MergerCo Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate (the “SEAC Amalgamation”) to form one corporate entity (“SEAC Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, and (C) StudioCo and SEAC Amalco will amalgamate (the “StudioCo Amalgamation” and together with the MergerCo Amalgamation and the SEAC Amalgamation, the “Amalgamations”) to form one corporate entity (“Pubco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement.

Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s shareholders, and the availability of a minimum amount of aggregate transaction proceeds.

Modifications to the Initial Public Offering Underwriters’ Deferred Discount

In consideration of Citigroup Global Markets Inc.’s (“Citi”) engagement as the Company’s financial advisor and placement agent in the private investments in public equities (“PIPE”) financing raised in connection with the Business Combination, and the fees it is expected to receive in connection with such roles, on January 3, 2024, Citi agreed to make adjustments to its entitlement to a portion of the $26,250,000 deferred underwriting fee payable to it pursuant to the terms of that certain underwriting agreement, dated January 5, 2022 (the “Underwriting Agreement”), by and between the Company and Goldman Sachs & Co. LLC (“Goldman Sachs”) and Citi, as representatives of the underwriters, which deferred underwriting fee would have been due upon the closing of the Business Combination. Such adjustments modified Citi’s entitlement to its portion of the deferred underwriting fee to be equal to a specific percentage of the amount remaining in the Trust Account, after giving effect to the redemption rights exercised by the Company’s public shareholders and certain other adjustments.

In addition, on January 3, 2024, the Company received a letter from Goldman Sachs whereby Goldman Sachs waived its entitlement to any portion of the $26,250,000 deferred underwriting fee payable pursuant to the Underwriting Agreement. The Company did not seek out the reasons why Goldman Sachs waived its deferred underwriting fee, despite Goldman Sachs having already completed its services under the Underwriting Agreement. Goldman Sachs received no additional consideration for the waiver of its entitlement to the deferred underwriting fee.

Effecting Our Initial Business Combination

General

As described above, we have entered into a definitive agreement for the Business Combination with StudioCo. Unless otherwise stated, this Form 10-K does not assume the closing of the Business Combination. References to the term “initial business combination” in this section include the Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. If the Business Combination does not close, we may seek to complete an initial business combination with another company or business, including a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than in connection with the Business Combination, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

The rules of The Nasdaq Stock Market LLC (“Nasdaq”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission (“SEC”), including, with respect to the Business Combination, the Registration Statement on Form S-4, initially filed by New SEAC with the SEC on January 5, 2024 (the “Business Combination Registration Statement”).

The time required to complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in us incurring losses and will reduce the funds available for us to use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we were to seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association (the “Articles”)) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination, including the extraordinary general meeting of the Company’s shareholders to be held in connection with the Business Combination (the “Business Combination Shareholders Meeting”), or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our Articles:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, including at the Business Combination Shareholders Meeting, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. The shares held by our Sponsor, officers and directors will count toward this quorum and, pursuant to a letter agreement (the “Letter Agreement”), our Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, subject to applicable law) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Our Articles provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, unless such cash conditions are amended or waived. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to subscription agreements, forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the shareholder meeting called to approve our initial business combination, including the Business Combination Shareholders Meeting. There is no limit on the number of public shares and/or public warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of Nasdaq. However, other than as previously disclosed, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. To the extent any Class A Ordinary Shares are so purchased by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates, such shares must (a) be purchased at a price no higher than the redemption price paid for our Class A Ordinary Shares, which as of December 31, 2023 was estimated to be $10.60 per share and (b) not be (i) voted by such holders or their respective affiliates in favor of approving the initial business combination, including the Business Combination, or (ii) redeemable by such holders or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or public warrants” in Item 1A. Risk Factors for additional information.

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

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target, such as the Business Combination Agreement, that requires us to have a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, including at the extraordinary general meeting of the Company’s public warrantholders to be held in connection with the Business Combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the initial public offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Articles provide that we will have (i) 24 months from the closing of the initial public offering in which we must complete an initial business combination, or by January 10, 2024; or (ii) 27 months from the closing of the initial public offering if we have executed a definitive agreement for our initial business combination within twenty-four months from the closing of the initial public offering, or by April 10, 2024 (the “completion window”), to complete our initial business combination. Since we executed the Business Combination Agreement on December 22, 2023, the completion window was extended to April 10, 2024. If we are unable to complete our initial business combination within the completion window and we do not further extend such date with the approval of our shareholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000), less taxes payable and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000) and less taxes payable, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

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

Unless otherwise stated, the Risk Factors described below do not assume the closing of the Business Combination. References to the term “initial business combination” in this section include the Business Combination where context requires.

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

While we plan to hold the Business Combination Shareholders Meeting to approve the Business Combination, we may choose not to hold a shareholder vote to approve an alternative initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of December 31, 2023, our initial shareholders owned 18,750,000 Founder Shares, which represented 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to the closing of our initial business combination. Our Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, we would need 28,125,001, or 37.5%, of the 75,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our Articles, are voted, we will not need any public shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. If we do not complete the Business Combination, our board of directors may complete an initial business combination without seeking shareholder approval, in which case, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The definitive agreement for our initial business combination transaction, including the Business Combination Agreement, may contain a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination, unless such condition was modified or waived. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, including the Business Combination Agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing, such as the PIPE. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement, including the Business Combination Agreement, requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

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

Any potential target business with which we enter into negotiations concerning a business combination, including StudioCo, will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises

(such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. If we are unable to complete our initial business combination within the completion window and we do not further extend such date with the approval of our shareholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000), less taxes payable and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.60 per public share, which is estimated as of December 31, 2023, or less than $10.60 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the shareholder meeting called to approve our initial business combination, including the Business Combination Shareholders Meeting. There is no limit on the number of public shares and/or public warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of Nasdaq. However, other than as previously disclosed, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

•

our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

•	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

•

the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements and may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of any such transactions could be to increase the likelihood of obtaining shareholder approval of the business combination, or satisfy a closing condition in an agreement with a target, including the Business Combination Agreement, that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combinations than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination, including the vote on the Business Combination at the Business Combination Shareholders Meeting, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the completion window, our public shareholders may receive only approximately $10.60 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous other target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants if the Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain other target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an alternative initial business combination, if needed. If we have not consummated our initial business combination within the completion window and we do not further extend such date with the approval of our shareholders, our public shareholders may receive only approximately $10.60 per public share, which is estimated as of December 31, 2023, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

$999,152 was available to us outside the Trust Account as of December 31, 2023, to fund our working capital requirements. While we believe that such funds, together with funds available from loans from our Sponsor, its affiliates or our management team will be sufficient to allow us to operate for at least the duration of the completion window; we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or our management team are under no obligation to advance funds to us in such circumstances. If the Business Combination does not close, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for an alternative target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to an alternative target business, although we do not have any current obligation or intention to do so. If we enter into a letter of intent or merger agreement for an alternative transaction where we pay for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $750,000,000, have been held in an interest-bearing Trust Account. The proceeds held in the Trust Account have been invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income would be reduced. As described herein, we will be required in certain circumstances to redeem our public shares for their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less permitted withdrawals). If the balance of the Trust Account is reduced below $750,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the Business Combination.

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

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Pursuant to the investment management trust agreement, dated as of January 5, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (as amended, the “Trust Agreement”), the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination, including the Business Combination, and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $10.60 per public share, which is based on estimates as of December 31, 2023, or less in certain circumstances, and our warrants would expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, including the Business Combination, and results of operations.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination, including the Business Combination, within the completion window and we do not further extend such date with the approval of our shareholders, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000), less taxes payable and up to $100,000 of interest to pay dissolution expenses, will be used to fund the redemption of our public shares, as further described herein and in the registration statement relating to the initial public offering. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the duration of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Because we are not limited to evaluating a target business in a particular industry sector, you may be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Articles prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, including the Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if the Business Combination does not close, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, including StudioCo, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in our business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If the Business Combination does not close, we may consider an initial business combination outside of our management’s areas of expertise if an alternative business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the completion window and we do not further extend such date with the approval of our shareholders, our public shareholders may receive only approximately $10.60 per public share, which is based on estimates as of December 31, 2023, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

We may not be required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the consideration we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated (as defined in our Articles) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

Our Articles authorizes the issuance of up to 400,000,000 Class A Ordinary Shares, par value $0.0001 per share, 80,000,000 Founder Shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 325,000,000 and 61,250,000 authorized but unissued Class A Ordinary Shares and Founder Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Founder Shares. Under our current Articles, the Founder Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth therein, including in certain circumstances in which we issue Class A Ordinary Shares or equity- linked securities related to our initial business combination. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, including the Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, including StudioCo, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the completion window and we do not further extend such date with the approval of our shareholders, our public shareholders may receive only approximately $10.60 per public share, which is based on estimates as of December 31, 2023, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Although we did not specifically focus on, or target, any transaction with any affiliated entities, we may pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with an affiliate (as defined in our Articles) of our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

In connection with the Business Combination, you should be aware of certain relationships between the parties to the Business Combination described in detail in the Registration Statement. For example, Harry E. Sloan, the Chairman of the Company, also serves as a member of the board of directors of Lions Gate Parent. Mr. Sloan recused himself from the decisions to approve the Business Combination made by both the Company’s Board and board of directors of Lions Gate Parent.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 5, 2021, our Sponsor paid $25,000, or approximately $0.0014 per share, to cover certain of our offering and formation costs in exchange for 17,250,000 Founder Shares. On December 13, 2021, we effected a share capitalization of 4,312,500 Founder Shares resulting in our Sponsor holding an aggregate of 21,562,500 Founder Shares. On February 19, 2022, 2,812,500 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option, resulting in the Sponsor holding 18,750,000 Founder Shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares initially issued. The number of Founder Shares initially outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 86,250,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the initial public offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 11,733,333 private placement warrants for an aggregate purchase price of $17,600,000, or $1.50 per warrant in a private placement that closed simultaneously with that of the initial public offering. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the expiration of the completion window nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt in connection with the Business Combination, we may choose to incur substantial debt to complete an initial business combination. If that is the case, we and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

If the Business Combination does not close, we may seek to effectuate our initial business combination with a privately held company about which little information is available. If that is the case, we could be required to make our decision on whether to pursue a potential alternative initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our definitive business combination agreement, including the Business Combination Agreement, may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us and such conditions are not otherwise modified or waived, we will not complete the business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. In addition, in connection with the Business Combination we are proposing, among other things, to amend our Articles and the Warrant Agreement. Amending our Articles will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our Articles requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in the registration statement relating to the initial public offering) and corresponding provisions of the Trust Agreement governing the release of funds from our Trust Account may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), will participate in any vote to amend our Articles and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000) and less taxes payable, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination, including the Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. In addition, prior to the closing of our initial business combination, only holders of our Founder Shares will have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). This provision of our Articles may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed each year. We have not and may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Further we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to The Post-Business Combination Company

Subsequent to our completion of our initial business combination, the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we conduct on a target business will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that such company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we expect that certain members of an acquisition candidate’s management team would remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

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

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of the issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team endeavors to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. For example, in the Business Combination, Pubco is expected to be domiciled in Canada. If we do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

In the event we acquire a non-U.S. target, all revenues and income may be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

Our key personnel may be able to remain with the combined company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and completing an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Our Sponsor, its managing members, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

Our Letter Agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our Founder Shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of the initial public offering registration statement will require the prior written consent of the underwriters). It may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement prior to our initial business combination. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein and in the registration statement relating to the initial public offering, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein and in the registration statement relating to the initial public offering. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Ordinary Shares and public warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of our listed securities of $50 million and a minimum number of holders of our securities (300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our bid price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75 million, the market value of our unrestricted publicly held shares would be required to be at least $20 million and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Ordinary Shares and public warrants are listed on Nasdaq, our units, Class A Ordinary Shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

While we offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is $10.00 per public share, implying an initial value of $10.00 per public share, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.0012 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination, including the Business Combination. For example, the following table shows the public shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $750,000,000, which is the amount we would have for our initial business combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account and no public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of $8.00 per share, which is a 20% decrease as compared to the initial implied value per public share of $10.00.

Public shares	75,000,000
Founder Shares	18,750,000
Total shares	93,750,000
Total funds in trust available for initial business combination(1)	$750,000,000
Implied value per share(1)(2)	$8.00
Public shareholders’ investment per share(3)	$10.00
Sponsor’s investment per share(4)	$0.94

(1)

Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants (which public and private warrants are expected to be exchanged for cash and forfeited, respectively, in connection with the closing of the Business Combination), the trading price of our public shares, the terms of the business combination transaction (including any equity issued to or retained by, or cash or other consideration paid to, the target’s shareholder or other third parties and the fact that in connection with the Business Combination, all Founder Shares in excess of 1,800,000 Founder Shares held by the Sponsor will be repurchased by the Company for $1 and 2,200,000 options of the Company), the business combination transaction costs, or the target’s business itself, including its assets, liabilities, management and prospects. For instance, the potential dilution experienced by holders of our ordinary shares may be mitigated if the business combination agreement is structured such that the potential dilutive impact of the Founder Shares is borne by all shareholders in the pro forma company.
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

While the implied value of our public shares may be diluted, the implied value of $8.00 per share in the example above would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Founder Shares. Our Sponsor invested an aggregate of $17,625,000 in us in connection with the initial public offering, comprised of the $25,000 purchase price for the Founder Shares and the $17,600,000 purchase price for the private placement warrants. At $8.00 per share, the 18,750,000 Founder Shares would have an aggregate implied value of $150,000,000. As a result, even if the trading price of our ordinary shares significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason) and not taking into account the forfeiture of any securities by our Sponsor in connection with the Business Combination, our Sponsor would stand to make significant profit on its investment in us in the event we close an initial business combination. Under these circumstances, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $0.94 per share and even if the private placement warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in the initial public offering could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

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

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the warrants may be exchanged for cash, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

The warrant agreement between Continental Stock Transfer & Trust Company (the “Warrant Agreement”), as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement set forth in this Form 10-K, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant. In addition, in connection with the Business Combination, we are seeking approval of an amendment to the Warrant Agreement pursuant to which all of our outstanding public warrants will be automatically exchanged for cash in the amount of $0.50 per whole public warrant.

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

To the extent our warrants ever become exercisable, we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

To the extent our warrants ever become exercisable, we have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

To the extent our warrants are ever exercised, our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 25,000,000 of our Class A Ordinary Shares as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 11,733,333 private placement warrants, at $1.50 per warrant. In addition, if the Sponsor makes any working capital loans, it may convert those loans into additional private placement warrants, at the price of $1.50 per warrant. To the extent our warrants are not eliminated in connection with the Business Combination and we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Our warrants are expected to be eliminated in connection with the Business Combination. If the warrants are not eliminated and if the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the units.

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

Our warrants are expected to be eliminated in connection with the Business Combination. In the event the warrants are not eliminated, the Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.

General Risk Factors

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate, including the Business Combination, or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, the systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the initial public offering registration statement captioned “Taxation-United States Federal Income Tax Considerations-U.S. Holders”) of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if the Company is unable to complete a business combination within the completion window and does not further extend such date with the approval of its shareholders or raise additional funds to alleviate such liquidity needs. Although the Company plans to complete an initial business combination, including the Business Combination within the completion window, there can be no assurance that the Company will be able to consummate an initial business combination by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. If the Company is unable to consummate an initial business combination by the applicable deadline, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000), less taxes payable up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

Item 2.	Properties

We currently maintain our executive offices at 955 Fifth Avenue, New York, NY 10075 from Global Eagle Acquisition, LLC, an entity affiliated with our Sponsor and the members of our management team, in an amount not to exceed $15,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Market Information

Our units, Class A Ordinary Shares and public warrants are traded on Nasdaq under the symbols “SCRMU,” “SCRM” and “SCRMW,” respectively.

Holders

As of December 31, 2023, there was one holder of record of our units, one holder of our Founder Shares, one holder of our public shares and one holder of record of our public warrants. The number of holders of record does not include the significant number of beneficial owners of each of our securities whose securities are held in nominee or “street name” accounts through brokers, banks or other nominees.

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

None.

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

Overview

We are a blank check company incorporated on November 3, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and combine with a business or businesses that can benefit from our management team’s established global relationships and operating experience.

On January 10, 2022, the Company consummated the initial public offering of 75,000,000 units at $10.00 per unit and a private sale of 11,733,333 private placement warrants at a purchase price of $1.50 per warrant. A total of $750,000,000 comprised of $735,000,000 of the proceeds from the initial public offering (which amount included $26,250,000 of the underwriters’ deferred discount) and $15,000,000 of the proceeds of the sale of the private placement warrants was placed in the Trust Account. In accordance with the terms of the Trust Agreement, the proceeds were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024. On January 26, 2024, the Company amended the Trust Agreement, to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

We intend to effectuate our initial business combination, including the Business Combination, using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

As indicated in the accompanying financial statements, at December 31, 2023, we had an unrestricted cash balance of $999,152 as well as cash and investments held in the Trust Account of $794,750,266. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Business Combination with StudioCo

On December 22, 2023, the Company, New SEAC, Lions Gate Parent Studio HoldCo, StudioCo, MergerCo and New BC Sub, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement and the Plan of Arrangement, (i) the Company will merge with and into MergerCo with SEAC Merger Surviving Company as the resulting entity, (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend, (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the BC Act, (iv) New SEAC will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) in pursuant to an arrangement under Division 5 of Part 9 of the BC Act (the “Arrangement”) and on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate to form MergerCo Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate to form SEAC Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement and (C) StudioCo and SEAC Amalco will amalgamate to form Pubco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement. The Arrangement is subject to the approval by the Supreme Court of British Columbia under the BC Act.

Lions Gate Parent’s securities are traded on the New York Stock Exchange under the ticker symbols “LGF.A” and “LGF.B”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the initial public offering and identifying and evaluating a target company for an initial business combination and activities in connection with the proposed Business Combination with StudioCo. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We have generated non-operating income in the form of interest income from the proceeds derived from the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with completing our initial business combination.

For the year ended December 31, 2023, we had a net income of $16,700,633, a loss from operations of $24,446,982, comprised of general and administrative expenses of $5,649,682 and PIPE with reduction right expense of $18,797,300, and non-operating income of $41,147,615, comprised primarily of a gain from change in fair value of warrant liability of $2,816,000, a gain from change in fair value of PIPE with reduction right liability of $544,290, and interest earned in the Trust Account of $37,787,325. For the year ended December 31, 2022, we had a net income of $22,511,785, a loss from operations of $1,628,308, comprised of general and administrative expenses of $1,628,308, and non-operating income of $24,140,093, comprised primarily of a gain from the change in fair value of warrant liability of $14,197,333 and interest earned in the Trust Account of $9,962,942 offset by offering costs allocable to private warrant liability of $20,182. For the period from November 3, 2021 (inception) through December 31, 2021, we had a net loss of $5,000, which consisted of formation and operating costs of $5,000.

Through December 31, 2023 our efforts have been limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the proposed Business Combination with StudioCo and those relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2023, $794,750,266 was held in the Trust Account (including up to $26,250,000 of deferred underwriting discounts and commissions). We had cash outside of the Trust Account of $999,152 and $3,695,499 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of December 31, 2023, we had an unrestricted cash balance of $999,152 as well as cash and investments held in the Trust Account of $794,750,266. Our liquidity needs through December 31, 2023 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares, a $300,000 loan from our Sponsor (which was paid in full on January 11, 2022), the proceeds from the consummation of the private placement of private placement warrants not held in the Trust Account and the withdrawal of certain interest earned on the Trust Account to fund the Company’s working capital requirements in accordance with the terms of the Trust Agreement.

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

In accordance with the terms of the Articles, the Company has until April 10, 2024 to consummate an initial business combination (the “Scheduled Liquidation Date”). Although the Company plans to complete an initial business combination, including the Business Combination, before the Scheduled Liquidation Date, there can be no assurance that the Company will be able to consummate an initial business combination by the Scheduled Liquidation Date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Scheduled Liquidation Date. Management plans to consummate an initial business combination prior to Scheduled Liquidation Date, however there can be no assurance that one will be completed.

We expect our primary liquidity requirements during that period prior to the initial business combination to include approximately $416,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations, $360,000 for administrative and support services, and approximately $224,000 for Nasdaq and other regulatory fees and approximately $850,000 for director and officer liability insurance premiums. We will also reimburse GEA, an affiliate of our Sponsor, for office space and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current obligation or intention to do so. If we enter into an agreement for an alternative business combination where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the private placement warrants held in the Trust Account have been and may only be held as cash, in an interest-bearing demand deposit account, or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Initial Public Offering Related Party Transactions

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

We currently maintain our executive offices at 955 Fifth Avenue, New York, NY, 10075 from Global Eagle Acquisition LLC (“GEA”), an affiliate of our Sponsor. In accordance with the terms of the Administrative Services and Indemnification Agreement (as defined below), we reimburse GEA for office space and administrative services provided to members of our management team in an amount not exceeding $15,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We have agreed, pursuant to the Administrative Services and Indemnification Agreement with our Sponsor and GEA relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our Sponsor from any claims arising out of or relating to the initial public offering or operations or conduct of the Company’s business (including our initial business combination) or any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of activities or any express or implied association between our Sponsor and us or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account.

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

Any of the foregoing payments to GEA, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the Trust Account and may be made from interest earned on the Trust Account and released to us to fund our working capital requirements (subject to an aggregate limit of $3,000,000).

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

Commitments and Contractual Obligations

As of December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No audited quarterly operating data is included in this Form 10-K as we have not conducted any operations to date.

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement with our Sponsor and GEA (the “Administrative Services and Indemnification Agreement”). We agreed to pay GEA, an affiliate of our Sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the initial public offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees. In the years ended December 31, 2023 and 2022, and the period from November 3, 2021 (inception) to December 31, 2021, the Company incurred $180,000, $180,000 and $0, respectively, in administrative services expenses under the arrangement. As of December 31, 2023 and 2022, $45,000 and $45,000, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Underwriting Agreement

On January 5, 2022, the Company entered into the Underwriting Agreement. The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the initial public offering, or $15,000,000. Additionally, the underwriters were entitled to a deferred underwriting commission of 3.5% or $26,250,000 of the gross proceeds of the initial public offering held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the Underwriting Agreement. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the Underwriting Agreement.

In consideration of Citigroup Global Markets Inc.’s (“Citi”) engagement as the Company’s financial advisor and placement agent in the PIPE financing raised in connection with the Business Combination, and the fees it is expected to receive in connection with such roles, on January 3, 2024, Citi agreed to make adjustments to its entitlement to a portion of the $26,250,000 deferred underwriting fee payable to it pursuant to the Underwriting Agreement. Such adjustments modified Citi’s entitlement to its portion of the deferred underwriting fee to be equal to a specific percentage of the amount remaining in the Trust Account, after giving effect to the redemption rights exercised by the Company’s public shareholders and certain other adjustments.

In addition, on January 3, 2024, the Company received a letter from Goldman Sachs & Co. LLC (“Goldman Sachs”) whereby Goldman Sachs waived its entitlement to any portion of the $26,250,000 deferred underwriting fee payable pursuant to the Underwriting Agreement. The Company did not seek out the reasons why Goldman Sachs waived its deferred underwriting fee, despite Goldman Sachs having already completed its services under the Underwriting Agreement. Goldman Sachs received no additional consideration for the waiver of its entitlement to the deferred underwriting fee.

Business Combination Agreement and Related Agreements

Business Combination Agreement

On December 22, 2023, the Company, New SEAC, Lions Gate Parent Studio HoldCo, StudioCo, MergerCo and New BC Sub, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement and the Plan of Arrangement, (i) the Company will merge with and into MergerCo with SEAC Merger Surviving Company as the resulting entity, (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend, (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the BC Act, (iv) New SEAC will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) in pursuant to the Arrangement and on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate to form MergerCo Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate to form SEAC Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement and (C) StudioCo and SEAC Amalco will amalgamate to form Pubco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement. The Arrangement is subject to the approval by the Supreme Court of British Columbia under the BC Act.

See “Business Combination with StudioCo” above and Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information.

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, New SEAC and Lions Gate Parent entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Pubco, immediately following the Amalgamations, an aggregate of approximately 18,172,378 Pubco Common Shares (the “PIPE Shares”), at a purchase price of $9.63 per share, for an aggregate cash amount of $175,000,000.

Pursuant to the Subscription Agreements, a PIPE Investor may elect to reduce the number of PIPE Shares it is obligated to purchase under its Subscription Agreement (the “Reduction Right”), on a one-for-one basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent such PIPE Investor (i) purchases Class A Ordinary Shares in open market transactions at a price of less than the Closing redemption price per-share prior to the record date established for voting at the SEAC Shareholder Meeting (the “Open-Market Purchase Shares”), but only if the PIPE Investor agrees, with respect to such Open-Market Purchase Shares, to (A) not sell or transfer any such Open-Market Purchase Shares prior to the Closing (B) not vote any such Open-Market Purchase Shares in favor of approving the Business Combination and instead submits a proxy abstaining from voting thereon and (C) to the extent such investor has the right to have all or some of its Open-Market Purchase Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights; and (ii) beneficially owned any Class A Ordinary Shares as of the date of its Subscription Agreement (the “Currently Owned Shares”), but only if the PIPE Investor agrees, with respect to such Currently Owned Shares, to (A) not to sell or transfer and such Currently Owned Shares prior to the Closing, (B) vote all of its Currently Owned Shares in favor of approving the Business Combination at the Business Combination Shareholder Meeting, and (C) to the extent such investor has the right to have all or some of its Currently Owned Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights.

If such PIPE Investor exercises its Reduction Right and meets the foregoing conditions, then for every Class A Ordinary Share for which such PIPE Investor exercises its Reduction Right, such PIPE Investor will be entitled to purchase from the Company 0.1111 newly issued Class A Ordinary Shares, at a purchase price of $0.0001 per share, which shares will be issued by the Company prior to the SEAC Merger (the “Reduction Right Shares”).

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

Warrant liability

The Company accounts for the private placement warrants as liabilities at fair value on the consolidated balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in capital. This accounting estimate is subject to uncertainty given there is significant judgment in certain inputs, such as implied volatility and the probability of completing the Business Combination or a different business combination. Any changes in the inputs could have a significant impact on the results of operations. For the years ended December 31, 2023 and 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $2,816,000 and $14,197,333, respectively. These gains are presented as a change in fair value of warrant liability in other income in the accompanying consolidated statements of operations.

PIPE with reduction right liability

The Company accounts for the Subscription Agreements as a liability at fair value on the consolidated balance sheets (the “PIPE with reduction right liability”). The Subscription Agreements are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the closing of the transactions contemplated by the Subscription Agreements or expiration of the Subscription Agreements. At that time, the PIPE with reduction right liability will be reclassified to additional paid-in capital. This accounting estimate is subject to uncertainty given there is significant judgment in certain inputs, such as the probability of completing the Business Combination. Any changes in the inputs could have a significant impact on the results of operations. For the year ended December 31, 2023, the Company recorded a PIPE with reduction right expense of $18,797,300 in loss from operations and a gain resulting from a decrease in the fair value of the PIPE with reduction right liability of $544,290. This gain is presented as a change in fair value of PIPE with reduction right liability in other income in the accompanying consolidated statement of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2023, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 10, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed. The net proceeds of the initial public offering and the sale of the private placement units held in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Vice President of Finance, (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, WithumSmith+Brown, PC, has issued an audit report with respect to our internal control over financial reporting, which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Screaming Eagle Acquisition Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Screaming Eagle Acquisition Corp. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and for the period from November 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

February 28, 2024

PCAOB ID Number: 100

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Harry E. Sloan	73	Chairman
Eli Baker	49	Chief Executive Officer and Director
Ryan O’Connor	28	Vice President of Finance
Jeff Sagansky	72	Director
Amy Gershkoff Bolles	43	Director
Paul Buccieri	57	Director
Joshua Kazam	46	Director
Isaac Lee	53	Director

Harry E. Sloan has been our Chairman since November 2021. Since December 2021, Mr. Sloan has served as a member of the board of directors of Lions Gate Entertainment Corp. (NYSE: LGF .A, LGF .B), or Lions Gate Parent, an independent motion picture and television production company. Mr. Sloan has served as Chief Executive Officer and Chairman of Soaring Eagle Acquisition Corp. (“Soaring Eagle”), which in September 2021 completed its initial business combination with Ginkgo Bioworks, Inc. (NYSE: DNA) (“Ginkgo”) Mr. Sloan remains a director of Ginkgo Bioworks Holdings, Inc. Prior to Soaring Eagle, Mr. Sloan was Chief Executive Officer and Chairman of Flying Eagle Acquisition Corp., (“Flying Eagle”), which raised $690,000,000 in its initial public offering in March 2020 and in December 2020 completed its initial business combination with Skillz Inc. (NYSE: SKLZ) (“Skillz”), a technology company that enables game developers to monetize their content through fun and fair multi-player competition. Prior to Flying Eagle, Mr. Sloan was a founding investor of Diamond Eagle Acquisition Corp. (“Diamond Eagle”), which raised $400 million in its initial public offering in May 2019 and in April 2020 completed its initial business combination with DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”), a digital sports entertainment and gaming company known for its industry-leading daily fantasy sports and mobile sports betting platforms, and SBTech (Global) Limited, an international turnkey provider of cutting-edge sports betting and gaming technologies. Mr. Sloan now serves as the Vice Chairman of DraftKings, Inc. Prior to Diamond Eagle, Mr. Sloan was a founding investor of Platinum Eagle Acquisition Corp. (“Platinum Eagle”), which raised $325,000,000 in its initial public offering in January 2018, completed its initial business combination in March 2019 with Target Logistics Management, LLC and RL Signor Holdings, LLC and changed its name to Target Hospitality Corp. Target Hospitality

Corp. (Nasdaq: TH) (“Target Hospitality”) is a vertically integrated specialty rental and hospitality services company. Prior to Platinum Eagle, Mr. Sloan was a founding investor of Double Eagle Acquisition Corp. (“Double Eagle”), which raised $500,000,000 in its initial public offering in September 2015. Double Eagle completed its business combination in November 2017, in which its wholly-owned subsidiary acquired 90% of the shares of Williams Scotsman. In the transaction, Double Eagle changed its name to WillScot Corporation (“WSC”). WSC is a specialty rental services market leader providing modular space and portable storage solutions to diverse end markets across North America. Mr. Sloan previously served as chairman and chief executive officer of Silver Eagle Acquisition Corp. (“Silver Eagle”) from April 2013 until the consummation of its initial business combination in March 2015 with Videocon d2h Limited (“Videocon”). From May 2016 to April 2018 Mr. Sloan served on the board of directors of Videocon, where he was a member of its Nomination, Remuneration and Compensation Committee. Mr. Sloan also served as chairman and chief executive officer of Global Eagle Acquisition Corp. from February 2011 until the consummation of its business combination in January 2013, and he remains a director of the combined company, Global Eagle Entertainment Inc. From October 2005 to August 2009, Mr. Sloan served as chairman and chief executive officer of Metro-Goldwyn-Mayer, Inc. (“MGM”), a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until December 2010. MGM filed for bankruptcy protection in 2010. From 1990 to 2002, Mr. Sloan was chairman and chief executive officer of SBS Broadcasting, S.A. (“SBS”), a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as executive chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Parent. Mr. Sloan served as chairman of the board of Lions Gate Parent from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was co-chairman of New World Entertainment Ltd., an independent motion picture and television production company. In January 2011, Mr. Sloan joined the board of Promotora de Informaciones, S.A. (OTCMKTS: PRISY), Spain’s largest media conglomerate which owns El Pais, the leading newspaper in the Spanish-speaking world, as well as pay television, radio and digital properties. He previously served on the board of ZeniMax Media Inc., an independent producer of interactive gaming and web content. He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his B.A. degree from UCLA and J.D. Degree from Loyola Law School. We believe Mr. Sloan is qualified to serve on our board of directors due, among other things, to his extensive experience as a founder of special purpose acquisition companies and as an international media investor, entrepreneur and studio executive.

Eli Baker has been our Chief Executive Officer and Director since November 2021. Mr. Baker is a Partner in Eagle Equity Partners (and its related companies). Most recently, Mr. Baker has served as President and Chief Financial Officer of Soaring Eagle through the business combination with Ginkgo (NYSE: DNA). Prior to Soaring Eagle, Mr. Baker served as President and Chief Financial Officer of Flying Eagle through the business combination with Skillz (NYSE: SKLZ). Mr. Baker also served as president, chief financial officer and secretary of Diamond Eagle from March 2019 until the consummation of its business combination with DraftKings (Nasdaq: DKNG), in April 2020. Mr. Baker served as the president, chief financial officer and secretary of Platinum Eagle from July 2017 until the consummation of its business combination with Target Hospitality (Nasdaq: TH) in March 2019, and served as a member of Target Hospitality’s board of directors from March 2019 through December 2021. Mr. Baker served as Double Eagle’s vice president, general counsel and secretary from June 2015 through its business combination in November 2017. Mr. Baker was also a director of Silver Eagle from July 2014 through Silver Eagle’s business combination in March 2015. Mr. Baker is a co-founder and partner of Manifest Investment Partners, LLC, a growth equity/venture fund that focuses on early stage technology-enabled business where he has served since June 2016. Mr. Baker continues to be co-managing director and a partner in Hemisphere Capital Management LLC, a private finance company that specializes in special opportunity equity and credit investments in the media and entertainment industry. Mr. Baker is a former lawyer and earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California at Hastings Law School. We believe Mr. Baker is qualified to serve on our board of directors due, among other things, to his extensive experience as a founder of special purpose acquisition companies and as an investor in the technology, media and entertainment sectors.

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

Jeff Sagansky has been our Director since December 2021. Mr. Sagansky served as the Chief Executive Officer of Platinum Eagle from January 2018 until the consummation of its business combination with Target Hospitality (Nasdaq: TH) in March 2019 and continues to serve as a member of Target Hospitality’s board of directors. Mr. Sagansky has been a director of WSC since Double Eagle was formed on June 26, 2015, and served as Double Eagle’s President and Chief Executive Officer from August 6, 2015 until the consummation of its business combination in November 2017. He also co-founded, together with Mr. Sloan, Silver Eagle, which invested approximately $273.3 million in Videocon d2h in exchange for equity shares of Videocon d2h represented by ADSs in March 2015. In March 2018, Videocon d2h merged with and into Dish TV India Limited (NSE: DISHTV). Mr. Sagansky served as Silver Eagle’s president from April 2013 through March 2015. Mr. Sagansky also co-founded with Messrs. Sloan and Baker Soaring Eagle which completed a merger with Gingko in September of 2021, Diamond Eagle which merged with DraftKings in April of 2020, and Flying Eagle which merged with Skillz in December of 2020.

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

Dr. Amy Gershkoff Bolles has served on our Board of Directors since January 2022. Dr. Bolles served as Global Head of Digital & Emerging Technology Strategy at Levi Strauss & Co. (Nasdaq: LEVI) until August 2023. Prior to joining Levi Strauss & Co. in March 2022, she served as Chief Operating Officer at Tradesy, Inc., an ecommerce company, from May 2021 until March 2022. Prior to joining Tradesy, Inc. in May 2021, she served as Chief Data Officer at Bitly, Inc., an enterprise SaaS company, from September 2018 until April 2021. Prior to Bitly, Inc., she worked as an independent consultant from October 2017 until September 2018. Previously, she served as Chief Data Officer at Ancestry.com LLC, a genealogy and consumer genomics company, from November 2016 until September 2017. From March 2015 until November 2016, Dr. Bolles served as Chief Data Officer for Zynga Inc. (Nasdaq: ZNGA), a social online and mobile gaming company, as well as General Manager of Advertising. From July 2013 until March 2015, Dr. Bolles served as Head of Customer Analytics & Insights and Head of Global Data Science for eBay Inc. (Nasdaq: EBAY), a multinational ecommerce corporation. She received her B.A. from Cornell University, and her M.A. and Ph.D. from Princeton University. We believe Dr. Bolles is qualified to serve on our board of directors due, among other things, to her leadership experience in both public and private companies.

Paul Buccieri has served on our Board of Directors since January 2022. Since July 2018, Mr. Buccieri has served as President and Chairman of the A+E Networks, a joint venture with Hearst Communications, Inc. and Disney-ABC Television Group, a unit of The Walt Disney Company (NYSE: DIS). In his current role, he leads the global entertainment businesses encompassing A&E, Lifetime, The HISTORY Channel, LMN, FYI, VICE TV as well as A+E Networks’ award-winning, global scripted and unscripted studio divisions (A+E Studios, Six West Media, Category 6 Media and A&E IndieFilms). He joined A+E Networks in January 2015 as President of A&E and The HISTORY Channel, overseeing all content creation, programming, brand development, advertising sales and marketing. Before A+E Networks, Mr. Buccieri was at ITV plc (LON: ITV) (“ITV”) from December 2007 to December 2014 in several leadership roles; including Managing Director ITV Studios International, President and CEO of ITV Studios America from February 2011 to May 2014, Chairman ITV Studios Global Entertainment & ITV Studios U.S. Group from May 2014 to December 2014, overseeing all global commercial and creative divisions (excluding the United Kingdom) and was on the ITV Studios board during the same period. Prior to his ITV roles, Mr. Buccieri was President of Programming, Production and Development at 20th Television, Inc. (formerly 20th Century Fox Television) from January 2004 to December 2007. Over the course of his more than twenty-five year career in media and entertainment, Mr. Buccieri has served on fiduciary and advisory boards, including the National Cable & Telecommunications Association since November 2018, The Paley Center Media Council since July 2019, the Lincoln Center Media and Entertainment Council since March 2019, Lincoln Center Leadership Committee since March 2019, Propagate Content since January 2015, Hollywood Radio & Television Society since January 2012 and the NAACP Entertainment Industry Board of Advisors since August 2017. We believe that Mr. Buccieri is qualified to serve on our board of directors due, among other things, to his extensive experience in the media and entertainment sector.

Joshua Kazam has served on our Board of Directors since January 2022. Previously, Mr. Kazam served on the board of Soaring Eagle from March 2021 until its business combination with Gingko (NYSE: DNA), TS Innovation Acquisitions Corp.’s board of directors from November 2020 until June 2021 when it completed its business combination with Latch, Inc. (Nasdaq: LTCH) and served on Flying Eagle’s board of directors from March 2020 until it completed its business combination with Skillz (NYSE: SKLZ) in December 2020. Mr. Kazam also served on Diamond Eagle’s board of directors from May 2019 until the consummation of its business combination with DraftKings (Nasdaq: DKNG), in April 2020.

Mr. Kazam served as a director of Platinum Eagle from its initial public offering through the completion of its initial business combination in March 2019. Mr. Kazam is a co-founder and has been a Partner of Two River, LLC (“Two River”) a biotechnology company builder since fall of 2004. Mr. Kazam is a co-founder, officer and director of Allogene Therapeutics, Inc. (Nasdaq: ALLO), of Kronos Bio Inc. (Nasdaq: KRON), and serves as a board member of TS Innovation Acquisitions II (TSIB) and a co-founder and Member of Vida Ventures. Mr. Kazam co-founded and served on the board of directors of Kite Pharma, Inc. from its inception in 2009 until it was acquired by Gilead Sciences Inc. (Nasdaq: GILD) in October 2017. Mr. Kazam also serves as a co-founder and director of several privately held companies, including Iconovir Bio, Hubble Contacts, Byheart, Inc. and Breakthrough Properties, LLC. Mr. Kazam is a Member of the Wharton School’s Undergraduate Executive Board and serves on the Board of Directors of the Desert Flower Foundation. Mr. Kazam received his B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe Mr. Kazam is qualified to serve on our board of directors due to his extensive venture capital experience and his experience serving on boards of other public companies.

Isaac Lee has served on our Board of Directors since January 2022. Mr. Lee is a journalist, entrepreneur, and a film and television producer. He is the founder of EXILE, a media company acquiring and developing premium original content for audiences across the U.S. and Latin America. Previously, Mr. Lee served as the Chief Content Officer for Univision and Televisa (a leading media company in Spanish in the world). For almost 8 years, Mr. Lee ran the news department at Univision. Before Univision Mr. Lee founded AnimalPolitico, a leading political and investigative news site in Mexico. He also founded and led PageOne Media, publisher of PODER magazine in the US, Mexico, Colombia, Chile, Peru, Venezuela which was sold in 2006. When Mr. Lee was 25, he was appointed editor in chief of Cromos, the oldest magazine in Latin America, and at 26, he was editor in chief of Semana, a Colombian magazine. In scripted content, Mr. Lee produced the feature film Para´lso Travel, three seasons of El Chapo for Netflix as well as the mini-series for TVE Operacio´n Jaque, which was nominated for an international Emmy. He had worked with Amazon in Mexico and developed five series for Netflix. In non-scripted, Mr. Lee has produced several documentaries, including the award-winning documentary Science Fair (NatGeo), Outpost (HBO), Residente (Netflix) and Jaque (NatGeo). Mr. Lee is a Board Member of the Associated Press, the Committee to Protect Journalists and Columbia Journalism Review. He also is on the board of the institute of politics of the University of Chicago, trustee of the Hirshhorn Museum and an active member of the Council on Foreign Relations. We believe Mr. Lee is qualified to serve on our board of directors due to his extensive knowledge of an experience in omni-channel media, content production and news.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Articles.

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

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the “Compensation Discussion and Analysis” section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Form 10-K.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Articles.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our Articles) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or another independent entity that commonly renders valuation opinions, that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, there will be no finder’s fees, reimbursements, consulting fees or other compensation paid by us to our Sponsor, officers or directors, or any of their affiliates, for services rendered to us prior to, or in connection with, our initial business combination (regardless of the type of transaction that it is). Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse GEA, an affiliate of our Sponsor, for office space and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our Sponsor relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our Sponsor from any claims arising out of or relating to the initial public offering or the company’s operations or conduct of the company’s business or any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the company’s activities or any express or implied association between our Sponsor and the company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse GEA, an affiliate of our Sponsor, for office space and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we have agreed, pursuant to the Administrative Services and Indemnification Agreement with our Sponsor and GEA relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our sponsor from any claims arising out of or relating to the initial public offering or the company’s operations or conduct of the company’s business (including our initial business combination) or any claim against our sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the Company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the Trust Account or (ii) interest earned on the Trust Account and released to us to fund our working capital requirements (subject to an aggregate maximum release of $3,000,000). Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, there will be no finder’s fees, reimbursements, consulting fees or other compensation paid by us to our sponsor, officers or directors, or any of their affiliates, for services rendered to us prior to, or in connection with, our initial business combination (regardless of the type of transaction that it is).

After the completion of our initial business combination, directors or members of our management team who remain with the combined company may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

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

The beneficial ownership of our ordinary shares is based on 75,000,000 Class A Ordinary Shares and 18,750,000 Founder Shares issued and outstanding as of February 29, 2024.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Eagle Equity Partners V, LLC (our Sponsor)(3)	—	18,750,000	20%
Harry E. Sloan	—	—	—
Eli Baker	—	—	—
Ryan O’Connor	—	—	—
Jeff Sagansky	—	—	—
Amy Gershkoff Bolles	—	—	—
Paul Buccieri	—	—	—
Joshua Kazam	—	—	—
Isaac Lee	—	—	—

All officers and directors as a group (8 individuals)	—	18,750,000	20%

Name and Address of Beneficial Owner Five Percent Holders	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned	Approximate Percentage of Total Voting Power
Aristeia Capital, L.L.C.(4)	7,344,273	—	9.8%
First Trust Capital Management L.P.(5)	6,059,814	—	8.1%
Millennium Management LLC(6)	3,801,423	—	5.1%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 955 Fifth Avenue, New York, NY, 10075.
(2)	Such shares will automatically convert into Class A Ordinary Shares in connection with the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
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

(4)

According to a Schedule 13G/A filed with the SEC on February 14, 2024, interests shown are held by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia Capital”). Aristeia Capital is the investment manager of, and has voting and investment control with respect to the Class A Ordinary Shares, one or more private investment funds. The address of the shareholder is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by (i) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, (ii) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (a) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (b) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (c) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company, (iii) First Trust Capital Solutions L.P., a Delaware limited liability partnership and control person of FTCM, and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM. The address of the shareholder is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(6)

According to a Schedule 13G/A filed on January 30, 2024, interests shown are held by (i) Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), (ii) Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), and (iii) Israel A. Englander, a United States citizen. Millennium Group Management is the managing member of Millennium Management. The managing member of Millennium Group Management is a trust of which Mr. Englander, currently serves as the sole voting trustee. The address of this shareholder is 399 Park Avenue, New York, New York 10022.

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

Administrative Services and Indemnification Agreement

We entered into the Administrative Services and Indemnification Agreement with the Sponsor and GEA whereby, commencing on January 5, 2022 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay GEA, which is an affiliate of our the Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support. We will indemnify our Sponsor from any claims arising out of or relating to the initial public offering or the company’s operations or conduct of the Company’s business (including our initial business combination) or any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account.

Agreements Related to the Business Combination

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, our Sponsor, StudioCo and Lions Gate Parent entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, our Sponsor has agreed to (i) one business day prior to the closing of the Business Combination (“the Closing” and the date of the Closing, the “Closing Date”), immediately following the separation of the units and prior to the SEAC Merger, surrender, forfeit and transfer to the Company, for no consideration and without further right thereto, and consent to the termination and cancellation of, the private placement warrants held by it, (ii) not transfer any securities of the Company held by it until the earlier of (a) the Closing and (b) the valid termination of the Sponsor Support Agreement, subject to certain exceptions as provided in the Sponsor Support Agreement or permitted by the Business Combination Agreement or other agreement in connection with the Business Combination; and (iii) vote all Class A Ordinary Shares held by it in favor of each of the proposals to be presented at the Business Combination Shareholders Meeting.

Additionally, our Sponsor agreed to purchase, or cause its affiliates to purchase in the open market, in the aggregate, no less than 5.81% of the outstanding public warrants within 30 days of the filing of the Business Combination Registration Statement on Form S-4 that was filed in connection with the Business Combination, which was filed on January 5, 2024. If the Sponsor fails to complete this purchase, then it will surrender and forfeit an amount of Pubco Common Shares it receives at the Closing equivalent in value to the total amount of (A) the aggregate then current market price for the public warrants paid by Lions Gate Parent, Studio HoldCo, StudioCo or any of their respective subsidiaries in connection with their purchase of any public warrants following the date of the Sponsor Support Agreement but prior to the Closing minus (B) $0.50 multiplied by the number of public warrants so purchased.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, Pubco, Studio HoldCo and our Sponsor will enter into an amended and restated registration rights agreement, which will amend and restate the Company’s current registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, Pubco will agree that, within 30 days after the Closing, Pubco will file with the SEC (at Pubco’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing shareholders of the Company, including our Sponsor, and Studio HoldCo, and Pubco will use its commercially reasonable efforts to have such resale registration statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights.

Lock-Up Agreement

In connection with the Closing, our Sponsor and its transferees (the “SEAC Holders”) and holders of Pubco Common Shares affiliated with Lions Gate Parent (the “Lionsgate Holders”) will enter into a lock-up agreement with Pubco (the “Lock-Up Agreement”), pursuant to which the SEAC Holders will agree not to transfer (except for certain permitted transfers) the Pubco Common Shares, including any Pubco Common Shares issuable upon exercise of any options of Pubco immediately following the Closing, but excluding the options of Pubco themselves (the “Lock-Up Shares”), held by them until the earliest of (i) the date that is one year after the Closing Date, (ii) (x) with respect to 50% of the Lock-Up Shares, the date on which the daily closing price of the Pubco Common Shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a period of thirty (30) consecutive trading days beginning thirty (30) days or more after the Closing (the “Trading Price”) of the Pubco Common Shares equals or exceeds $12.50 per share and (y) with respect to the remaining 50% of the Lock-Up Shares, the date on which the Trading Price of a Pubco Common Share equals or exceeds $15.00 per share, in each case at least 180 days after the Closing Date, and (iii) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, spin-off, separation, distribution, reorganization or other similar transaction.

Sponsor Option Agreement

One business day prior to the Closing, each then issued and outstanding Class B Ordinary Share held by our Sponsor or any of its affiliates or permitted transferees, in excess of 1,800,000 Class B Ordinary Shares, will be repurchased by the Company (the “Sponsor Securities Repurchase”) for an aggregate purchase price consisting of (x) $1.00 and (y) 2,200,000 options of the Company (the “SEAC Sponsor Options”). In connection with the Sponsor Securities Repurchase, the Company, New SEAC and our Sponsor will enter into a sponsor option agreement (the “Sponsor Option Agreement”), pursuant to which our Sponsor will receive, as partial consideration for the Sponsor Securities Repurchase (with respect to the Class B Ordinary Shares held by our Sponsor), 2,200,000 SEAC Sponsor Options, each of which will entitle our Sponsor to purchase one Class A Ordinary Share at $0.0001 per share. In connection with the Business Combination, the SEAC Sponsor Options will ultimately become options to purchase Pubco Common Shares pursuant to the terms of the Sponsor Option Agreement.

The SEAC Sponsor Options will become exercisable, subject to the terms, conditions and exceptions set forth in the Sponsor Option Agreement, (i) on or after the date on which the Trading Price of the Pubco Common Shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a change of control occurs, subject to certain conditions.

Item 14.	Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $93,600 and $101,650, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2023, we did not pay WithumSmith+Brown, PC any tax related fees.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2023 and 2022, we did not pay WithumSmith+Brown, PC any other fees.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1 †	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of January 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

4.5	Form of Warrant Agreement Amendment (incorporated by reference to Exhibit 4.3 to New SEAC’s Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-276414), filed with the Securities and Exchange Commission on February 9, 2024).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (file No. 001-41203), filed with the Securities and Exchange Commission on March 28, 2022).

10.1	Letter Agreement among the Company, its executive officers, its directors and Eagle Equity Partners V, LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

10.3	Amendment No. 1 to Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of January 26, 2024.

10.4	Registration Rights Agreement, dated January 5, 2022, by and among the Company, Eagle Equity Partners V, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

10.5	Private Placement Warrants Purchase Agreement by and between the Company and Eagle Equity Partners V, LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

10.6	Administrative Services and Indemnification Agreement, dated as of January 5, 2022, by and between the Company, Eagle Equity Partners V, LLC and Global Eagle Acquisition LLC, dated as of January 5, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

10.8	Promissory Note, dated November 5, 2021, issued to Eagle Equity Partners V, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

10.9	Securities Subscription Agreement by and between the Company and Eagle Equity Partners V, LLC, dated November 5, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

10.10	Sponsor Support Agreement by and among the Company, Eagle Equity Partners V, LLC, LG Orion Holdings ULC, and Lions Gate Entertainment Corp., dated December 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

10.12	Form of Warrant Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

10.14	Form of Sponsor Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

10.15	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on December 22, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-261671), filed with the Securities and Exchange Commission on December 15, 2021).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97	Screaming Eagle Acquisition Corp. Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024	Screaming Eagle Acquisition Corp.

	By:	/s/ Eli Baker
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

/s/ Eli Baker	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Eli Baker

/s/ Ryan O’Connor	Vice President of Finance (Principal Financial and Accounting Officer)	February 29, 2024
Ryan O’Connor

/s/ Harry E. Sloan	Chairman	February 29, 2024
Harry E. Sloan

/s/ Jeff Sagansky	Director	February 29, 2024
Jeff Sagansky

/s/ Amy Gershkoff Bolles	Director	February 29, 2024
Amy Gershkoff Bolles

/s/ Paul Buccieri	Director	February 29, 2024
Paul Buccieri

/s/ Joshua Kazam	Director	February 29, 2024
Joshua Kazam

/s/ Isaac Lee	Director	February 29, 2024
Isaac Lee

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2023 and 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022 and for the Period from November 3, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Screaming Eagle Acquisition Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Screaming Eagle Acquisition Corp. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and for the period from November 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and for the period from November 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in

2013
Internal
Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a Business Combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures of which it relates.
Accounting for and Valuation of Liability Classified Derivative Financial Instruments
Description:
As described in Notes 2, 9, 10 and 11 to the consolidated financial statements, the Company accounts for its derivative financial instruments, which include the private placement warrants and PIPE with reduction right liability, based on an assessment of the instruments’ specific terms and the applicable accounting standards. The derivative financial instruments classified as liabilities are stated at fair value at each reporting period with the change in fair value recorded on the statements of operations. The fair value of the warrants on the date of issuance and at each reporting period including as of December 31, 2023 were estimated using a Black-Scholes option pricing model. The fair value of the PIPE with reduction right liability was initially and subsequently measured at fair value utilizing observable market prices for public shares, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. As of December 31, 2023, 11,733,333 private placement warrants at a fair value of approximately $0.5 million remained outstanding resulting in approximately $2.8 million of gain related to the change in fair value for the year ended December 31, 2023. As of December 31, 2023, the PIPE with reduction right liability was valued at approximately $18.3 million, with a gain of approximately $0.5 million related to the change in fair value from issuance during the year ended December 31, 2023.
The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the derivative financial instruments are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the derivative financial instruments, and management’s significant assumptions related to implied volatility and probability of executing a successful business combination; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Response:
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining an understanding of, evaluating the design of and testing the operating effectiveness of controls over management’s process for accounting for and determining the fair value of the derivative financial instruments, reading the agreements, evaluating the accounting for the derivative financial instruments, and testing management’s fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to account for and determine the fair value of the derivative financial instruments; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumptions related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the liability classified derivative financial instruments; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; and (iv) evaluating the reasonableness of the significant assumptions related to implied volatility and probability of executing a successful business combination by considering consistency with external market data.
Reference:
Notes 2, 9, 10 and 11
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York
, New York
February 28, 2024
PCAOB ID Number: 100

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash	$999,152	$117,696
Prepaid expenses	158,142	581,784

Total current assets	1,157,294	699,480
Cash and investments held in Trust Account	794,750,266	759,712,942

Total assets	$795,907,560	$760,412,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable and accrued expenses	$3,695,499	$338,004
PIPE with reduction right liability (1)	18,253,010	—

Total current liabilities	21,948,509	338,004

Warrant liability	469,333	3,285,333
Deferred underwriting compensation	26,250,000	26,250,000

Total liabilities	48,667,842	29,873,337

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 75,000,000 and 75,000,000 shares at $10.60 and $10.09 redemption value at December 31, 2023 and December 31, 2022, respectively	794,650,266	756,862,942

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 and 18,750,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(47,412,423)	(26,325,732)

Total shareholders’ deficit	(47,410,548)	(26,323,857)

Total liabilities and shareholders’ deficit	$795,907,560	$760,412,422

(1)
Equity linked contract that is classified
as a liability given potential for variable share settlement at close of the Business Combination. PIPE reflects common equity in the pro forma, combined company post-close of the Business Combination with StudioCo (Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from November 3, 2021 (Inception) through December 31, 2021

PIPE with reduction right expense	$18,797,300	$—	$—
General and administrative	5,649,682	1,628,308	5,000

Loss from operations	(24,446,982)	(1,628,308)	(5,000)
Other income (expense):
Interest from investments held in Trust Account	37,787,325	9,962,942	—
Allocation of offering costs to warrant liability	—	(20,182)	—
Change in fair value of warrant liability	2,816,000	14,197,333	—
Change in fair value of PIPE with reduction right liability	544,290	—	—

Net income (loss)	$16,700,633	$22,511,785	$(5,000)

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	73,150,685	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.18	$0.24	$—

Weighted average number of Class B ordinary shares outstanding (1)	18,750,000	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.18	$0.24	$—

(1)
Shares have been retroactively adjusted to reflect the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 and the surrender of
 2,812,500
Class B ordinary shares for
no
consideration on February 19, 2022 (Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	FOR THE YEAR ENDED DECEMBER 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(37,787,324)	(37,787,324)
Net income	—	—	—	—	—	16,700,633	16,700,633

Balance at December 31, 2023	—	$—	18,750,000	$1,875	$—	$(47,412,423)	$(47,410,548)

	FOR THE YEAR ENDED DECEMBER 31, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	21,562,500	$2,156	$22,844	$(5,000)	$20,000
Forfeiture of Class B shares (1)	—	—	(2,812,500)	(281)	281	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	117,334	—	117,334
Fair value of public warrants at issuance	—	—	—	—	36,750,000	—	36,750,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(36,890,459)	(48,832,517)	(85,722,976)
Net income	—	—	—	—	—	22,511,785	22,511,785

Balance at December 31, 2022	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)

	FOR THE PERIOD FROM NOVEMBER 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at November 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholder at approximately $0.0014 per share (2)	—	—	21,562,500	2,156	22,844	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance at December 31, 2021	—	—	21,562,500	$2,156	$22,844	$(5,000)	$20,000

(1)	Reflects the surrender of 2,812,500 of Class B ordinary shares for no consideration on February 19, 2022 (Note 5).
(2)	Reflects the issuance of 4,312,500 Class B ordinary shares in a share recapitalization on December 13, 2021 (Note 5).
The accompanying notes are an integral part of these consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from November 3, 2021 (Inception) through December 31, 2021

Cash flows from operating activities:
Net income (loss)	$16,700,633	$22,511,785	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation expenses paid by sponsor in exchange for Class B ordinary shares	—	—	5,000
Interest income from investments held in Trust Account	(37,787,325)	(9,962,942)	—
Change in fair value of warrant liability	(2,816,000)	(14,197,333)	—
Change in fair value of PIPE with reduction right liability	(544,290)	—	—
PIPE with reduction right expense	18,797,300	—	—
Warrant issuance transaction costs	—	20,182	—
Changes in operating assets and liabilities:
Prepaid expenses	423,643	(581,784)	—
Accounts payable and accrued expenses	3,357,495	338,004	—

Net cash used in operating activities	(1,868,544)	(1,872,088)	—

Cash flows from investing activities:
Principal deposited in Trust Account	—	(750,000,000)	—
Cash withdrawn from Trust Account for working capital	2,750,000	250,000	—

Net cash provided by (used in) investing activities	2,750,000	(749,750,000)	—

Cash flows from financing activities:
Proceeds from private placement of warrants	—	17,600,000	—
Proceeds from sale of units in initial public offering	—	750,000,000	—
Payment of underwriters’ discount	—	(15,000,000)	—
Payment of offering costs	—	(545,679)	—
Repayment of advances from Sponsor	—	(14,537)	—
Repayment of promissory note - related party	—	(300,000)	—

Net cash provided by financing activities	—	751,739,784	—

Net change in cash	881,456	117,696	—
Cash at beginning of period	117,696	—	—

Cash at end of period	$999,152	$117,696	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$26,250,000	$—

Forfeiture of Class B shares for no consideration	$—	$281	$—

Offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$—	$20,000

Deferred offering costs paid through Advance from Sponsor	$—	$—	$14,537

Deferred offering costs paid through Promissory Note—Related Party	$—	$—	$300,000

Deferred offering costs included in accrued expenses	$—	$—	$453,401

The accompanying notes are an integral part of these consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage company and, as such, the Company is subject to all of the risks associated with an early stage company.
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“initial public offering”), which is described below, and activities related to pursuing initial business combination opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the initial public offering.
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
Simultaneously with the closing of the initial public offering, the Company consummated the sale of 11,733,333 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant to the Company’s Sponsor, generating gross proceeds of $17,600,000, (the “Private Placement”), which is described in Note 4.
Transaction costs amounted to $42,130,216, consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees and $880,216 of other offering costs.
Following the closing of the initial public offering and the Private Placement, $750,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and certain proceeds from the sale of the private placement warrants was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account were invested in U.S. government treasury obligations with a maturity of
185
days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Such assets will be held in the manner as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
Business Combination. The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a

Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (which, as of December 31, 2023, was approximately $10.60 per share),
calculated as of two business days prior to the completion of Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an aggregate limit of $3,000,000) and to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the initial public offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
Under the Amended and Restated Memorandum and Articles of Association, the Company has 27 months from the closing of the initial public offering, or until April 10, 2024, to close its initial Business Combination because it executed a definitive agreement for its initial Business Combination within 24 months from the closing of the initial public offering (the “Completion Window”). If the Company is unable to complete a Business Combination within the Completion Window and does not further extend such date with the approval of its shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Subsidiaries
In connection with the Business Combination with LG Orion Holdings ULC (“Lions Gate”), the Company formed SEAC II Corp. (“New SEAC”), a Cayman Islands exempted company and 1455941 B.C. Unlimited Liability Company (“New BC Sub”), a British Columbia unlimited liability company, both of which are direct, wholly-owned subsidiaries of the Company. In addition, the Company formed SEAC MergerCo (“MergerCo”) a Cayman Islands exempted company and a direct, wholly-owned subsidiary of New SEAC. New SEAC, New BC Sub, and MergerCo did not have any activity as of December 31, 2023 and they have not engaged in any operations or generated operating revenues to date.
Business Combination with LG Orion Holdings ULC
On December 22, 2023, the Company, New SEAC, Lions Gate Parent, Studio HoldCo, StudioCo, MergerCo and New BC Sub, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement and the Plan of Arrangement, (i) the Company will merge with and into MergerCo with SEAC Merger Surviving Company as the resulting entity, (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend, (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the BC Act, (iv) New SEAC will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) in pursuant to the Arrangement and on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate to form MergerCo Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate to form SEAC Amalco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement and (C) StudioCo and SEAC Amalco will amalgamate to form Pubco, in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement. The Arrangement is subject to the approval by the Supreme Court of British Columbia under the BC Act. For more information, please see the Current Report on Form 8-K filed with the SEC by the Company on December 22, 2023, and the Registration Statement on Form S-4 filed with the SEC by New SEAC on January 5, 2024, as amended by Amendment No. 1 filed with the SEC by New SEAC on February 9, 2024.
Liquidity, capital resources, and going concern
As of December 31, 2023, the Company had an unrestricted cash balance of $999,152, cash and investments held in the Trust Account of $794,750,266 and a working capital deficiency of $20,949,357.
 The
Company’s liquidity needs had been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs will be satisfied through the funds held outside of the Trust Account, from the Public Offering. In addition, the Company withdr
e
w interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000
, which has been reached as of December 31, 2023). The Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. U
p to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
While the Company had a working capital deficiency of

$
20,949,357
as of December 31, 2023,
most of

its current liabilities
are not expected to be repaid from current assets. For example,
$
18,253,010

of the total current liabilities is related to the PIPE with reduction right liability, which is a non-cash item and is not expected to be repaid from current assets. Of the remaining
$
3,695,499

in accounts payable and accrued expenses,
$3,576,713
is related to accrued legal expenses that are payable at the closing of the Business Combination and are not expected to be repaid from current assets.
The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of April 10, 2024. Although the Company plans to complete the transaction before the scheduled liquidation date, there can be no assurance that the Company will be able to consummate a business combination by April 10, 2024. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 10, 2024. Management plans to consummate a Business Combination prior to April 10, 2024, however there can be no assurance that one will be completed.

Note
2-Summary
of Significant Accounting Policies
Basis of presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and PIPE with reduction right liability. Such estimates may be subject to change as more current information becomes available and the actual results could differ significantly from those estimates.
Cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity

treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds are presented at fair value at the end of each reporting period. See Note 11.
Offering costs
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the initial public offering. Upon completion of the initial public offering, offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the initial public offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the initial public offering and $20,182 was expensed to the consolidated statements of operations.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”).” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of December 31, 2023 and 2022, the Class A ordinary shares reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$750,000,000
Less
Fair value of Public Warrants at issuance	(36,750,000)
Class A ordinary share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	85,722,976

Class A Ordinary Shares subject to possible redemption as of December 31, 2022	756,862,942
Plus:
Accretion of carrying value to redemption value	37,787,324

Class A ordinary shares subject to possible redemption as of December 31, 2023	$794,650,266

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
at the end of each reporting period.
The Company accounts for the private placement warrants as liabilities at fair value on the consolidated
balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in
capital.
The Company accounts for the Subscription Agreements as a liability at fair value on the consolidated balance sheets (the “
PIPE with reduction right liability
”). The Subscription Agreements are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the closing of the transactions contemplated by the Subscription Agreements or expiration of the Subscription Agreements. At that time, the PIPE with reduction right liability will be reclassified to additional paid-in capital.
Income taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes” which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023, December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially
c
hange over the next twelve months.

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
As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

	For The Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Period From November 3, 2021 (inception) to December 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$13,360,506	$3,340,127	$17,918,827	$4,592,958	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	73,150,685	18,750,000	—	18,750,000
Basic and diluted net income per share	$0.18	$0.18	$0.24	$0.24	$—	$—
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term

nature, except for the warrant liability and PIPE with reduction right liability (see Notes 9, 10 and 11).
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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement
.
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
Note
4-Private
Placement
The Sponsor purchased an aggregate of 11,733,333 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $17,600,000, from the Company in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the Trust Account (see Note 6). If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.
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
Administrative Services Agreement
The Company entered into an agreement with the Sponsor and
Global Eagle Acquisition LLC
(“
GEA
”), an entity affiliated with our Sponsor and the members of our management team,

pursuant to which, commencing on January 5, 2022, it agreed to pay GEA, an affiliate of the Sponsor, $
15,000
per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and 2022 and the period from November 3, 2021 (inception) to December 31, 2021, the Company incurred $
180,000
, $180,000 and $0, respectively, in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of December 31, 2023 and December 31, 2022, $
45,000 and $45,000, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
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
As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $794,750,266 in money market fund. As December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037 held in money market fund. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
In January 2022, the Company adopted the FASB issued Accounting Standards Update (“ASU”)
No. 2016-13,
“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale
debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills
,
 which
the Company deemed to
have no credit losses.
The following tables presents fair value information as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets (Level 1)
Money market fund as of December 31, 2022	$441,037
Money market fund as of December 31, 2023	$794,750,266
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2023 and 2022.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31, 2022, is as follows:

	Amortized Cost	Gross Holding Gain	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of December 31, 2022 (1)	$759,271,905	$161,421	$759,433,326

(1)	Maturity date March 23, 2023.
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
Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel- Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.
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
Subsequent to December 31, 2023, Goldman Sachs (as
defined below) waived its entitlement to any portion of the $
26,250,000
deferred fee payable to it and Citi (as defined below) agreed to make certain adjustments to its entitlement to a portion of the $26,250,000 deferred underwriting fee. See Note 11 for additional information.
Note
8-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2023, December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
-The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.
At December 31, 2023 and December 31, 2022
, there were 75,000,000 Class A ordinary shares issued and outstanding subject to possible redemption. At December 31, 202
1
, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
-The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 5, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 17,250,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On December 13, 2021, the Company effected a share recapitalization with respect to the Founder Shares whereby the Company issued one and one-quarter
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
one-for-one
basis.
Note
9-Warrants
As of December 31, 2023 and 2022, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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
Note 10-PIPE with Reduction Right Liability
Concurrently with the execution of the Business Combination Agreement, the Company, New SEAC and Lions Gate Parent entered into subscription agreements with certain institutional and accredited investors (the “
PIPE Investors
” and the subscription agreements, the “
Subscription Agreements
”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Pubco, immediately following the Amalgamations, an aggregate of approximately 18,172,378 Pubco Common Shares (the “
PIPE Shares
”), at a purchase price of $9.63 per share, for an aggregate cash amount of $175,000,000.
The Subscription Agreements have a variable amount of shares at settlement to the extent the PIPE Investors exercise their Reduction Right, subject to certain other conditions. Pursuant to the Subscription Agreements, a PIPE Investor may elect to reduce the number of PIPE Shares it is obligated to purchase under its Subscription Agreement (the “
Reduction Right
”), on a

one-for-one

basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent a PIPE Investor (i) purchases Class A Ordinary Shares in open market transactions at a price of less than the Closing redemption price per share prior to the record date established for voting at the SEAC Shareholder Meeting (the “
Open Market Purchase Shares
”), subject to certain conditions, and (ii) beneficially owned any Class A Ordinary Shares as of the date of its Subscription Agreement, subject to certain conditions (both as described above). If such PIPE Investors exercise their Reduction Right and meet these conditions, then for every Class A Ordinary Share for which such PIPE Investor exercises its Reduction Right, such PIPE Investor will be entitled to purchase from the Company 0.1111 newly issued Class A Ordinary Shares at a purchase price of $0.0001 per share, which shares will be issued by the Company prior to the SEAC Merger (the “
Reduction Right Shares
”).

If the Reduction Right is exercised by any PIPE Investors, this would result in the Company raising additional incremental common equity proceeds relative to the aggregate cash PIPE proceeds of $175,000,000 and issuing Reduction Right Shares.
The Subscription Agreements were evaluated under ASC 815 and meet the criteria for liability classification since the shares in the settlement are variable based on an input not considered to be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. As such, the PIPE with reduction right liability is recorded at its initial fair value on the date the Company entered the Subscription Agreements (or December 22, 2023), and each balance sheet date thereafter. Changes in the estimated fair value of the liability are recognize
d as a

non-cash

gain or loss on the statements of operations. The fair value of the liability is discussed in Note 11. This liability will cease to exist upon the earlier of the closing of the transactions contemplated by the Subscription Agreements or expiration of the Subscription Agreements. For the avoidance of doubt, the PIPE reflects common equity in the pro forma, combined company and will be accounted for as such after the closing of the
Business Combination with StudioCo.

Note
11-Recurring
Fair Value Measurements
As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $794,750,266 in a money market fund. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $759,271,905 in United States Treasury Bills and $441,037 held in money market fund. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the year
s
ended December 31, 2023 and 2022, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $2,816,000 and $14,197,333, respectively. The gains are presented as change in fair value of warrant liability in the accompanying consolidated statements of operations.
The fair value of the PIPE with reduction right liability was initially and subsequently measured at fair value utilizing observable market prices for public shares, relative to the present value of contractual cash proceeds, each adjusted for the probability of closing the
Business Combination with StudioCo. F
or the year ended December 31, 2023, the Company recognized a PIPE with reduction right expense of $18,797,300 and a gain resulting from a decrease in the fair value of the PIPE with reduction right liability of $544,290. The gain is presented as a change in fair value of PIPE with reduction right liability in the accompanying consolidated statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)

Private placement warrants as of December 31, 2023	$—	$—	$469,333
PIPE with reduction right liability as of December 31, 2023	$—	$—	$18,253,010

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants as of December 31, 2022	$—	$—	$3,285,333

F-1
8

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the private placement warrants as of their measurement dates:

Inputs:	As of December 31, 2023		As of December 31, 2022
Ordinary share stock price	$10.60		$9.94
Exercise price	11.50		11.50
Volatility	45%		31%
Term	5.28		5.75
Risk-free rate of interest	3.85%		3.98%
Dividend yield	0%		0%
Probability of completing the Business Combination	91	% (1)	N/A
Probability of completing a different business combination	0.8	% (2)	9	% (3)
Note: The private placement will be forfeited for no consideration if the announced Business Combination with StudioCo is completed (estimated probability of

91
% as of December 31, 2023).

(1)
Estimated by solving for the implied probability of completing the
Business Combination
with StudioCo

based on the public warrant price and the contemplated exchange price of
$0.50
, adjusted for the time value of money.

(2)
Derived as follows:
9
%*(
1
-

%),
where 9% represents the probability of completing a different business combination based on public trading of rights for special purpose acquisition companies and 91% represents the probability of completing the Business Combination with StudioCo
.

(3)	Based on public trading of rights for special purpose acquisition companies and their implied business combination probabilities as of December 31, 2022.
The change in the fair value of the warrant liabilities for the years ended December 31, 2022 and 2023, respectively, is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2021	$—
Issuance of Private Warrants on January 10, 2022	17,482,666
Change in fair value of derivative warrant liability	(14,197,333)

Level 3 Derivative warrant liability at December 31, 2022	3,285,333
Change in fair value of derivative warrant liability	(2,816,000)

Level 3 Derivative warrant liability at December 31, 2023	$469,333

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the PIPE with reduction right liability as of their measurement dates:

Inputs:	As of December 22, 2023	As of December 31, 2023
Ordinary share stock price	$10.62	$10.60
Term (1)	0.30	0.28
Risk-free rate of interest (2)	5.24%	5.20%
Probability of completing the Business Combination (3)	91%	91%

(1)	Assumes the transaction closes on April 10, 2024.
(2)	Reflects 3-month US treasury, secondary market rate as of the valuation date.
(3)
Estimated by solving for the implied probability of completing the
Business Combination
with StudioCo
based on the public warrant price and the contemplated exchange price of $0.50, adjusted for the time value of money.

The change in the fair value of the PIPE with reduction right liability for the year ended December 31, 2023 is summarized as follows:

Level 3 PIPE reduction right liability December 31, 2022	$—
Issuance of PIPE with reduction right liability on December 22, 2023	18,797,300
Change in fair value of PIPE reduction right liability	(544,290)

Level 3 PIPE with reduction right liability at December 31, 2023	$18,253,010

Note
12-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the financial statements.
Subsequent to December 31, 2023 and in consideration of Citigroup Global Markets Inc.’s (“
Citi
”) engagement as the Company’s financial advisor and placement agent in the private investments in public equities (“
PIPE
”) financing raised in connection with the Business Combination, and the fees it is expected to receive in connection with such roles, on January 3, 2024, Citi agreed to make adjustments to its entitlement to a portion of the $26,250,000 deferred underwriting fee payable to it pursuant to the terms of that certain underwriting agreement, dated January 5, 2022 (the “
Underwriting Agreement
”), by and between the Company and Goldman Sachs & Co. LLC (“
Goldman Sachs
”) and Citi, as representatives of the underwriters, which deferred underwriting fee would have been due upon the closing of the Business Combination. Such adjustments modified Citi’s entitlement to its portion of the deferred underwriting fee to be equal to a specific percentage of the amount remaining in the Trust Account, after giving effect to the redemption rights exercised by the Company’s public shareholders and certain other adjustments.

F-1
9

In addition, on January 3, 2024, the Company received a letter from Goldman Sachs whereby Goldman Sachs waived its entitlement to any portion of the $26,250,000 deferred
underwriting fee payable pursuant to the Underwriting Agreement. The Company did not seek out the reasons why Goldman Sachs waived its deferred underwriting fee, despite Goldman Sachs having already completed its services under the Underwriting Agreement. Goldman Sachs received no additional consideration for the waiver of its entitlement to the deferred underwriting fee.
On January 26, 2024, the Company amended the Trust Agreement, to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

F-
20