Form 10-Q
period 2024-03-31
Screaming Eagle Acquisition Corp.
filed 2024-05-08
CIK 1893325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☒ No ☐
As of May
8
, 2024, there were 17,175,223 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 18,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

SCREAMING EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	UNAUDITED
	March 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash	$437,163	$999,152
Prepaid expenses	78,082	158,142

Total current assets	515,245	1,157,294
Cash / investments held in Trust Account	804,228,813	794,750,266

Total assets	$804,744,058	$795,907,560

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$6,458,295	$3,695,499
PIPE with reduction right liability (1)	19,399,127	18,253,010

Total current liabilities	25,857,422	21,948,509
Warrant liability	234,667	469,333
Deferred underwriting compensation	8,925,000	26,250,000

Total liabilities	35,017,089	48,667,842

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 75,000,000 and 75,000,000 shares at $10.72 and $10.60 redemption value at March 31, 2024 and December 31, 2023, respectively	804,128,813	794,650,266
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 75,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 18,750,000 and 18,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(34,403,719)	(47,412,423)

Total shareholders’ deficit	(34,401,844)	(47,410,548)

Total liabilities and shareholders’ deficit	$804,744,058	$795,907,560

(1)
Equity linked contract that is classified as a liability given potential for variable share settlement at close of the Business Combination. PIPE reflects common equity in the pro forma, combined company post-close of the Business Combination with StudioCo (Note 10).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
General and administrative	$3,404,845	$540,513

Loss from operations	(3,404,845)	(540,513)
Other income (expense):
Interest from investments held in Trust Account	9,478,547	8,079,826
Change in fair value of warrant liability	234,666	469,333
Change in fair value of PIPE with reduction right liability	(1,146,117)	—

Net income	$5,162,251	$8,008,646

Weighted average number of Class A ordinary shares subject to possible redemption outstanding	75,000,000	75,000,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.06	$0.09

Weighted average number of Class B ordinary shares outstanding	18,750,000	18,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 (audited)	—	$—	18,750,000	$1,875	$—	$(47,412,423)	$(47,410,548)
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,325,000	17,325,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(9,478,547)	(9,478,547)
Net income	—	—	—	—	—	5,162,251	5,162,251

Balance at March 31, 2024	—	$—	18,750,000	$1,875	$—	$(34,403,719)	$(34,401,844)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (audited)	—	$—	18,750,000	$1,875	$—	$(26,325,732)	$(26,323,857)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(8,079,826)	(8,079,826)
Net income	—	—	—	—	—	8,008,646	8,008,646

Balance at March 31, 2023	—	$—	18,750,000	$1,875	$—	$(26,396,912)	$(26,395,037)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net income	$5,162,251	$8,008,646
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(9,478,547)	(8,079,826)
Change in fair value of warrant liability	(234,666)	(469,333)
Change in fair value of PIPE with reduction right liability	1,146,117	—
Changes in operating assets and liabilities:
Prepaid expenses	80,060	82,583
Accounts payable and accrued expenses	2,762,796	162,754

Net cash used in operating activities	(561,989)	(295,176)

Cash flows from investing activities:
Cash withdrawn from Trust Account for working capital	—	250,000

Net cash provided by investing activities	—	250,000

Net change in cash	(561,989)	(45,176)
Cash at beginning of period	999,152	117,696

Cash at end of period	$437,163	$72,520

Supplemental disclosure of non-cash investing and financing activities:
Waiver of portion of deferred underwriting fee payable for no consideration	$17,325,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SCREAMING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
,
and, as such, the Company is subject to all of the risks associated with early stage companies.
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from November 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and activities related to pursuing merger opportunities. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2022. On January 10, 2022, the Company consummated its Initial Public Offering of 75,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares” or “Public Shares”), and
one-third
of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $750,000,000.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,733,333 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant to the Eagle Equity Partners V, LLC (the “Sponsor”), generating gross proceeds of $17,600,000 (the “Private Placement”), which is described in Note 4.
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
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. On January 26, 2024, the Company amended the trust agreement governing the Trust Account to permit Continental Stock Transfer & Trust Company (the “Trustee”) to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental Stock Transfer & Trust Company continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.
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
There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (which, as of March 31, 2024, was approximately $10.72 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an aggregate limit of $3,000,000) and to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A Ordinary Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles (as defined below), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.
The Sponsor and the Company’s officers and directors have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.
Under the Articles, the Company has until June 15, 2024, to close its initial Business Combination (the “Completion Window”). If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (such withdrawals to be subject to an aggregate limit of $3,000,000) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Subsidiaries
In connection with the Lionsgate Business Combination (as defined below) with Lions Gate Entertainment Corp., a British Columbia company (“Lions Gate Parent”), the Company formed SEAC II Corp. (“New SEAC”), a Cayman Islands exempted company and 1455941 B.C. Unlimited Liability Company (“New BC Sub”), a British Columbia unlimited liability company, both of which are direct, wholly owned subsidiaries of the Company. In addition, the Company formed SEAC MergerCo (“MergerCo”) a Cayman Islands exempted company and a direct, wholly owned subsidiary of New SEAC. New SEAC, New BC Sub, and MergerCo did not have any activity as of March 31, 2024
,
and

they have not engaged in any operations or generated operating revenues to date.
Business Combination with LG Orion Holdings ULC
On December 22, 2023, the Company, New SEAC, Lions Gate Parent, LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly owned subsidiary of Lions Gate Parent (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly owned subsidiary of Lions Gate Parent (“StudioCo”), MergerCo and New BC Sub, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement (as amended on April 11, 2024 and as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) and the plan of arrangement (the “Plan of Arrangement”), (i) SEAC will merge with and into MergerCo (the “SEAC Merger”) with MergerCo surviving the SEAC Merger as a direct, wholly-owned subsidiary of New SEAC (the resulting entity referred to herein as MergerCo or, where specified, the “SEAC Merger Surviving Company”), (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend, (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and the
Business Corporations Act
(British Columbia) (the “BC Act”) and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the BC Act, (iv) New SEAC will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) pursuant to an arrangement under Division 5 of Part 9 of the BC Act (the “Arrangement”) on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate (the “MergerCo Amalgamation”) to form one corporate entity (“MergerCo Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate (the “SEAC Amalgamation”) to form one corporate entity (“SEAC Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement and (C) StudioCo and SEAC Amalco will amalgamate (the “StudioCo Amalgamation” and together with the MergerCo Amalgamation and the SEAC Amalgamation, the “Amalgamations”) to form one corporate entity (“Pubco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement. The Arrangement is subject to the approval by the Supreme Court of British Columbia under the BC Act. The transaction contemplated by the Business Combination Agreement, the Plan of Arrangement and all other agreements, certificates and instruments entered into in connection therewith, are referred to herein as the “Lionsgate Business Combination.”

Extension
On April 9, 2024, the Company held an extraordinary general meeting of its shareholders (the “Extension Meeting”), at which the Company received approval to amend its Amended and Restated Memorandum and Articles of Association (as amended, the “Articles”) to, among other things, extend the date by which the Company must consummate a Business Combination from April 10, 2024 to June 15, 2024. In connection with the Extension Meeting, holders of 57,824,777 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.74 per share, representing an aggregate of approximately $620.8 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $184.4 million.
Liquidity and
G
oing
C
oncern
As of March 31, 2024, the Company had an unrestricted cash balance of $437,163, cash held in the Trust Account of $804,228,813 and a working capital
deficiency of $25,342,177. The Company’s liquidity needs had been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares and a $300,000 loan from the Sponsor, which was paid in full on January 11, 2022. The Company’s working capital needs have been
satisfied through the funds held outside of the Trust Account from the Initial Public Offering. In addition, the Company withdrew interest earned on the Trust Account to fund the Company’s working capital requirements (subject to an aggregate maximum release of $3,000,000, which
was
reached as of December 31, 2023). The Sponsor or an
 affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined
,
and no written agreements exist with respect to such loans.
While the Company had a working capital deficiency of $25,342,177 as of March 31, 2024, most of its current liabilities are not expected to be repaid from current assets. For example, $19,399,127 of the total current liabilities is related to the
private investments in public equities (“PIPE”)
with reduction right liability (as defined below), which is a non-cash
item and is not expected to be repaid from current assets. Of the remaining
$6,458,295 in accounts payable and accrued expenses, $5,983,947 is related to accrued legal expenses that are payable at the closing of the Lionsgate Business Combination and are not expected to be repaid from current assets.
The Company is a Special Purpose Acquisition Corporation with a Completion Window of June 15, 2024. Although the Company plans to complete the transaction before the Completion Window, there can be no assurance that the Company will be able to consummate a business combination by June 15, 2024. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.
No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2024. Management plans to consummate a Business Combination prior to June 15, 2024
;
 however, there can be no assurance that one will be completed.
NOTE
2-SUMMARY
OF SIGNIFICANT ACCOUNTING POLICIES
Basis of
P
resentation
The accompanying unaudited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on February 29, 2024.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of
E
stimates
The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of expenses during the reporting period.
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
Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The Company classifies its U.S. Treasury and equivalent securities as held

to

maturity
in accordance with ASC Topic 320, “Investments-Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds and demand deposits are presented at fair value at the end of each reporting period (see Note 11).
Offering
C
osts
Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were charged to operations. Offering costs allocated to Class A Ordinary Shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $42,130,216, of which $42,110,034 was charged to temporary equity upon the completion of the Initial Public Offering and $20,182 was expensed to the unaudited consolidated statements of operations.
Class A Ordinary Shares
S
ubject to
P
ossible
R
edemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity
 (def
icit)
. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$750,000,000
Less:
Fair value of Public Warrants at issuance	(36,750,000)
Class A Ordinary Share issuance costs	(42,110,034)
Plus:
Accretion of carrying value to redemption value	123,510,300

Class A Ordinary Shares subject to possible redemption, December 31, 2023	794,650,266
Plus:
Waiver of offering costs allocated to Class A Ordinary Share subject to possible redemption	17,325,000
Less:
Accretion of carrying value to redemption value	(7,846,453)

Class A Ordinary Shares subject to possible redemption, March 31, 2024	$804,128,813

Derivative
F
inancial
I
nstruments
The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the unaudited consolidated statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
The Company accounts for the private placement warrants as liabilities at fair value on the consolidated balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated
statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in
capital.
The Company accounts for the Subscription Agreements (as defined below) as a liability at fair value on the consolidated balance sheets (the “PIPE with reduction right liability”). The Subscription Agreements are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the closing of the transactions contemplated by the Subscription Agreements or expiration of the Subscription Agreements. At that time, the PIPE with reduction right liability will be reclassified to additional paid-in
capital.
Income
T
axes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no
unrecognized tax benefits and
no
amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has bee
n
 subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Fair
V
alue of
F
inancial
I
nstruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 11).
Warrant
L
iability
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
s
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
s
is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 36,733,333 Class A Ordinary Share
s
in the aggregate.
F
or the three months ended
 March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share
s
and then share in the earnings of the Company. As a result, diluted net income per share of ordinary share
s
is the same as basic net income per share of ordinary share
s
for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share
s
for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended Ma r ch 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share s
Numerator:
Allocation of net income	$4,129,801	$1,032,450	$6,406,917	$1,601,729
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	75,000,000	18,750,000
Basic and diluted net income per ordinary share s	$0.06	$0.06	$0.09	$0.09
Fair
V
alue of
F
inancial
I
nstruments
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
Recently
I
ssued
A
ccounting
S
tandards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
Due to Sponsor
As of December 31, 2021, the amount due to the Sponsor was $14,537. The amounts were unpaid reimbursements of offering costs paid by the Sponsor on behalf of the Company. On January 11, 2022, the amount outstanding due to the Sponsor was repaid in full.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor and Global Eagle Acquisition LLC (“GEA”), an entity affiliated with the Sponsor and the members of the Company’s management team, pursuant to which, commencing on January 5, 2022, it agreed to pay GEA $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company incurred $15,000 and $45,000, respectively
,
in expenses for services provided by the Sponsor in connection with the aforementioned agreement. As of March 31, 2024 and December 31, 2023, $15,000 and $45,000, respectively, are
included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, respectively.

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On May 7, 2024, the Company issued a promissory note to the Sponsor in connection with the Working Capital Loans with a principal amount of up to $2.0 million. See note 12 for additional information. There have been no borrowings under this arrangement to date.
NOTE
6-TRUST
ACCOUNT
A total of $750,000,000, which includes $735,000,000 of the net proceeds from the Public Offering and $15,000,000 from the sale of the private placement warrants, has been placed in the Trust Account.
As of March 31, 2024, investment securities in the Company’s Trust Account consisted of $804,228,813 in a demand deposit account. As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $794,750,266 in money market funds. The Company classifies its Treasury Instruments and equivalent securities as held to maturity in accordance with ASC 320, “Investments-Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
In January 2022, the Company adopted the FASB-issued ASU
No. 2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale
debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills, which the Company deemed to have no credit losses.
The following table presents fair value information as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of a money market fund and a demand deposit account, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets (Level 1)
Money market fund as of December 31, 2023	$794,750,266
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2024.
The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
NOTE
7-COMMITMENTS
AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, private placement warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.
Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
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
In addition, the underwriters
were
 entitled to a deferred fee of $0.35 per Unit, or $26,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On January 3, 2024, in consideration of Citigroup Global Markets Inc.’s (“Citi”) engagement as the Company’s financial advisor and placement agent in the PIPE financing raised in connection with the Lionsgate Business Combination, and the fees it is expected to receive in connection with such roles, Citi agreed to make adjustments to its entitlement to a portion of the $26,250,000 deferred underwriting fee payable to it pursuant to the terms of that certain underwriting agreement, dated January 5, 2022 (the “Underwriting Agreement”), by and between the Company and Goldman Sachs & Co. LLC (“Goldman Sachs”) and Citi, as representatives of the underwriters, which deferred underwriting fee would have been due upon the closing of the Lionsgate Business Combination. Such adjustments modified Citi’s entitlement to its portion of the deferred underwriting fee to be equal to a specific percentage of the amount remaining in the Trust Account, after giving effect to the redemption rights exercised by the Company’s public shareholders and certain other adjustments. Each of Citi and Morgan Stanley & Co. LLC (“Morgan Stanely”), are serving as co-placement agents in the PIPE and for such role will receive a fee equal to a specific percentage of the total funds raised in the PIPE. Morgan Stanley will also receive an incremental fee equal to a specific percentage of the amount remaining in the Trust Account at the closing of the Lionsgate Business Combination.
In addition, on January 3, 2024, the Company received a letter from Goldman Sachs whereby Goldman Sachs waived its entitlement to
i
t
s
 portion of the $26,250,000
deferred underwriting fee payable pursuant to the Underwriting Agreement. The Company did not seek out the reasons why Goldman Sachs waived its deferred underwriting fee, despite Goldman Sachs having already completed its services under the Underwriting Agreement. Goldman Sachs received no additional consideration for the waiver of its entitlement to the deferred underwriting fee. Upon receipt of the waiver, offering costs of $17,325,000 were adjusted to temporary equity on the accompanying consolidated statements of changes in shareholders’ deficit.
NOTE
8-SHAREHOLDERS’
DEFICIT
Preference Shares
-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2024 and December 31, 2023, there were no
preference shares issued or outstanding.

Class A Ordinary Shares -
The
Company is authorized to issue 400,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 75,000,000 Class A Ordinary Shares issued and outstanding subject to possible redemption.
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
one-for-one
basis.
NOTE
9-WARRANTS
As of March 31, 2024 and December 31, 2023, the Company has 25,000,000 Public Warrants and 11,733,333 private placement warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Company’s Initial Public Offering or a new registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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
NOTE
10-PIPE
WITH REDUCTION RIGHT LIABILITY
Concurrently with the execution of the Business Combination Agreement, the Company, New SEAC and Lions Gate Parent entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors” and the subscription agreements, the “Initial Subscription Agreements”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Pubco, immediately following the Amalgamations, an aggregate of approximately
18,172,378 Pubco Common Shares (the “PIPE Shares”), at a purchase price of $9.63 per share, for an aggregate cash amount of $175,000,000.
The Initial Subscription Agreements have a variable amount of shares at settlement to the extent the PIPE Investors exercise their Reduction Right, subject to certain other conditions. Pursuant to the Initial Subscription Agreements, a PIPE Investor may elect to reduce the number of PIPE Shares it is obligated to purchase under its Initial Subscription Agreement (the “Reduction Right”), on a
one-for-one
basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent a PIPE Investor (i) purchases Class A Ordinary Shares in open market transactions at a price of less than the Closing redemption price per share prior to the record date established for voting at the extraordinary general meeting of the Company’s shareholders (the “SEAC Shareholders’ Meeting”) (the “Open Market Purchase Shares”), subject to certain conditions, and (ii) beneficially owned any Class A Ordinary Shares as of the date of its Initial Subscription Agreement, subject to certain conditions (both as described above). If such PIPE Investors exercise their Reduction Right and meet these conditions, then for every Class A Ordinary Share for which such PIPE Investor exercises its Reduction Right, such PIPE Investor will be entitled to purchase from the Company 0.1111 newly issued Class A Ordinary Shares at a purchase price of $0.0001 per share, which shares will be issued by the Company prior to the SEAC Merger (the “Reduction Right Shares”).

If the Reduction Right is exercised by any PIPE Investors, this would result in the Company raising additional incremental common equity proceeds relative to the aggregate cash PIPE proceeds of $175,000,000 and issuing Reduction Right Shares. The Initial Subscription Agreements were evaluated under ASC 815 and meet the criteria for liability classification since the shares in the settlement are variable based on an input not considered to be inputs to the fair value of a fixed-for-fixed
forward or option on equity shares. As such, the PIPE with reduction right liability is recorded at its initial fair value on the date the Company entered the Initial Subscription Agreements (or December 22, 2023), and each balance sheet date thereafter. Changes in the estimated fair value of the liability are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the liability is discussed in Note 11. This liability will cease to exist upon the earlier of the closing of the transactions contemplated by the Initial Subscription Agreements or expiration of the Initial Subscription Agreements. For the avoidance of doubt, the PIPE reflects common equity in the pro forma, combined company and will be accounted for as such after the closing of the Lionsgate Business Combination.
NOTE
11-RECURRING
FAIR VALUE MEASUR
E
MENT
As of March 31, 2024, investment securities in the Company’s Trust Account consisted of $804,228,813 in a demand deposit account. As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $794,750,266 in a money market fund. See Note 6 for fair value information for the Trust Account.
The fair value of private placement warrants was initially and subsequently measured at fair value using a Black-Scholes Option Pricing Model. For the three months ended March 31, 2024, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $234,667. The gain from change in fair value of the private placement warrants are presented as change in fair value of warrant liability in the accompanying unaudited consolidated statement of operations. For the three months ended March 31, 2023, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $469,333, presented as change in fair value of warrant liability in the accompanying unaudited consolidated statement of operations.
The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants as of March 31, 2024	$—	$—	$234,667
PIPE with reduction right liability as of March 31, 2024	$—	$—	$19,399,127

	(Level 1)	(Level 2)	(Level 3)
Private placement warrants as of December 31, 2023	$—	$—	$469,333
PIPE with reduction right liability as of December 31, 2023	$—	$—	$18,253,010
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	March 31, 2024		December 31, 2023
Ordinary share price	$10.70		$10.60
Exercise price	$11.50		$11.50
Volatility	40%		45%
Term	5.11		5.28
Risk-free rate	4.21%		3.85%
Dividend yield	0%		0%
Probability of completing Lionsgate Business Combination (1)	94.9%		91.0%
Probability of completing a different business combination	0.6	% (2)	0.8	% (3)

Note:	The private placement will be forfeited for no consideration if the announced Lionsgate Business Combination is completed (estimated probability of 94.9% as of March 31, 2024).

(1)
Estimated by solving for the implied probability of completing the Lionsgate Business Combination based on the public warrant price and the contemplated exchange price of $0.50, adjusted for the time value of money.

(2)
Derived as follows: 11%*(1-94.9%), where 11% represents the probability of completing a different business combination based on public trading of rights for special purpose acquisition companies and 94.9% represents the probability of completing the Lionsgate Business Combination.

(3)
Derived as follows:
9%*(1-91%),
where 9% represents the probability of completing a different business combination based on public trading of rights for special purpose acquisition companies and 91% represents the probability of completing the Lionsgate Business Combination.

The change in the fair value of the warrant liabilities for the three months ended March 31, 2024 and 2023 is summarized as follows:

Level 3 Derivative warrant liability at December 31, 2023	$469,333
Change in fair value of derivative warrant liability	(234,666)

Level 3 Derivative warrant liability at March 31, 2024	$234,667

Level 3 Derivative warrant liability at December 31, 202 2	$3,285,333
Change in fair value of derivative warrant liability	(469,333)

Level 3 Derivative warrant liability at March 31, 202 3	$2,816,000

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the PIPE with reduction right liability as of their measurement dates:

Inputs:	As of March 31, 2024	As of December 31, 2023
Ordinary share stock price	$10.70	$10.60
Term (1)	0.11	0.28
Risk-free rate of interest (2)	5.37%	5.20%
Probability of completing the Lionsgate Business Combination (3)	94.9%	91%

(1)	Assumes the transaction closes on May 10, 2024 as of March 31, 2024 and April 10, 2024 as of December 31, 2023.
(2)	Reflects 1-month U.S. treasury bill rate as of March 31, 2024 and 3-month U.S. treasury bill rate as of December 31, 2023.
(3)
Estimated by solving for the implied probability of completing the Lionsgate Business Combination based on the public warrant price and the contemplated exchange price of $0.50, adjusted for the time value of money.

The change in the fair value of the PIPE with reduction right liability for the quarter ended March 31, 2024 is summarized as follows:

Level 3 PIPE reduction right liability December 31, 2022	$—
Issuance of PIPE with reduction right liability on December 22, 2023	18,797,300
Change in fair value of PIPE redu c tion right liability	(544,290)

Level 3 PIPE reduction right liability December 31, 2023	18,253,010
Change in fair value of PIPE redu c tion right liability	1,146,117

Level 3 PIPE reduction right liability March 31, 2024	$19,399,127

NOTE
12-SUBSEQUENT
EVENTS
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the consolidated financial statements.
On April 9, 2024, the Company held the Extension Meeting at which the Company received approval to amend its Articles to, among other things, extend the date by which the Company must consummate a Business Combination from April 10, 2024 to June 15, 2024. In connection with the Extension Meeting, holders of 57,824,777 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.74 per share, representing an aggregate of approximately $620.8 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $184.4 million.
On April 11, 2024, the Business Combination Agreement was amended to, among other things
,
 (i) upsize the PIPE from $175,000,000 to $225,000,000; (ii) upsize the amount of aggregate transaction proceeds to be no greater than $409,500,000 and no less than $350,000,000, from the prior requirement of $350,000,000 in aggregate transaction proceeds; and (iii) based on the net cash in the Trust Account following the Extension Meeting, remove the provisions requiring cash to potentially be paid to non-redeeming
holders of Public Shares as part of the merger consideration for their Class A Ordinary Shares, which requirement had been intended to limit dilution of Lions Gate Parent’s ownership in the combined company, and instead provide that the holders of Public Shares who do not redeem their Class A Ordinary Shares at the extraordinary general meeting of the Company’s shareholders to be held to approve the Lionsgate Business Combination will receive only common shares of Pubco (“Pubco Common Shares”) in exchange for their Class A Ordinary Shares on a one-for-one
basis.
On April 11, 2024, the Company, Pubco and Lions Gate Parent entered into an additional Subscription Agreement (the “Additional Subscription Agreement” and together with the Initial Subscription Agreements, the “Subscription Agreements”), pursuant to which an additional PIPE Investor agreed to purchase from Pubco an aggregate of approximately 4,918,839 Pubco Common Shares at a purchase price of $10.165 per share, for an aggregate cash amount of $50,000,000. The Additional Subscription Agreement is in substantially the same form as the Initial Subscription Agreement, expect that it does not provide the reduction right to the investor therein.
On April 24, 2024, SEAC and Pubco entered into share purchase and non-redemption agreements (the “Non-Redemption Agreements”) with certain investors, pursuant to which such investors agreed, among other things, to (i) certify that they had purchased an aggregate of approximately $20 million of Public Shares in the open market at a price no greater than the Redemption Price (as defined in the Articles), no later than one business day prior to the mailing date of the registration statement on Form S-4 (the “Registration Statement”) filed by Pubco with the SEC relating to the Lionsgate Business Combination (such shares, the “Purchase Commitment Shares”); (ii) not redeem the Purchase Commitment Shares; (iii) not vote the Purchase Commitment Shares in favor of any of the proposals presented at the SEAC Shareholders’ Meeting (as defined herein); and (iv) not transfer any Purchase Commitment Shares or NRA Additional Shares (as defined below) held by them until the earlier of (x) the consummation of the Business Combination, (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the termination of the Non-Redemption Agreements in accordance with their terms. Pursuant to the Non-Redemption Agreements, if the investors meet the foregoing conditions, then, for every Purchase Commitment Share purchased by such investors thereunder, such investors will be entitled to purchase from the Company 0.0526 newly issued Class A Ordinary Shares, at a purchase price of $0.0001 per whole share, which shares will be issued by the Company prior to the SEAC Merger (the “NRA Additional Shares”).

On May 7, 2024, the Company issued a promissory note to the Sponsor with a principal amount of up to $2.0 million to cover advancements made by the Sponsor to finance certain transaction expenses on behalf of the Company (the “Note”). The Note bears no
interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination, and (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account (to the extent there are any) or will be forfeited, eliminated or otherwise forgiven.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “SEAC” or the “Company” refer to Screaming Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners V, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

We are a blank check company incorporated on November 3, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and combine with a business or businesses that can benefit from our management team’s established global relationships and operating experience.

On January 10, 2022, the Company consummated the initial public offering (the “Initial Public Offering”) of 75,000,000 units (the “units”). Each unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares” or “Public Shares”) and one-third of one redeemable warrant (the “public warrants”), with each public warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $750,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “private placement”) of an aggregate of 11,733,333 private placement warrants (the “private placement warrants” and, together with the public warrants, the “warrants”) at a purchase price of $1.50 per warrant.

Prior to the consummation of the Initial Public Offering, on November 5, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 17,250,000 of the Company’s Class B Ordinary Shares, par value $0.001 per share (the “Founder Shares”).

A total of $750,000,000 comprised of $735,000,000 of the proceeds from the Initial Public Offering (which amount included $26,250,000 of the underwriters’ deferred discount) and $15,000,000 of the proceeds of the sale of the private placement warrants was placed in a trust account (the “Trust Account”). In accordance with the terms of the investment management trust agreement, dated as of January 5, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (as amended, the “Trust Agreement”), the proceeds were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024. On January 26, 2024, the Company amended the Trust Agreement, to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-

bearing demand deposit account, with Continental Stock Transfer & Trust Company continuing to act as Trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

We intend to effectuate our initial business combination, including the Business Combination (as defined below), using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

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

As indicated in the accompanying financial statements, at March 31, 2024, we had an unrestricted cash balance of $437,163 as well as cash and investments held in the Trust Account of $804,228,813. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Business Combination with StudioCo

On December 22, 2023, the Company, SEAC II Corp., a Cayman Islands exempted company (“New SEAC”), Lions Gate Entertainment Corp., a British Columbia company (“Lions Gate Parent”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Lions Gate Parent (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Lions Gate Parent (“StudioCo”), SEAC MergerCo, a Cayman Islands exempted company and a direct, wholly-owned subsidiary of New SEAC (“MergerCo”) and 1455941 B.C. Unlimited Liability Company (“New BC Sub”), entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement (as amended on April 11, 2024 and as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) and the plan of arrangement (the “Plan of Arrangement”), (i) SEAC will merge with and into MergerCo (the “SEAC Merger”) with MergerCo surviving the SEAC Merger as a direct, wholly-owned subsidiary of New SEAC (the resulting entity referred to herein as MergerCo or, where specified, the “SEAC Merger Surviving Company”), (ii) SEAC Merger Surviving Company will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend, (iii) SEAC Merger Surviving Company will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and the Business Corporations Act (British Columbia) (the “BC Act”) and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the BC Act, (iv) New SEAC will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Companies Act and the BC Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, and (v) pursuant to an arrangement under Division 5 of Part 9 of the BC Act (the “Arrangement”) on the terms and subject to the conditions set forth in the Plan of Arrangement, (A) SEAC Merger Surviving Company and New BC Sub will amalgamate (the “MergerCo Amalgamation”) to form one corporate entity (“MergerCo Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement, (B) New SEAC and MergerCo Amalco will amalgamate (the “SEAC Amalgamation”) to form one corporate entity (“SEAC Amalco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement and (C) StudioCo and SEAC Amalco will amalgamate (the “StudioCo Amalgamation” and together with the MergerCo Amalgamation and the SEAC Amalgamation, the “Amalgamations”) to form one corporate entity (“Pubco”), in accordance with the terms of, and with the attributes and effects set out in, the Plan of Arrangement. The Arrangement is subject to the approval by the Supreme Court of British Columbia under the BC Act. The transaction contemplated by the Business Combination Agreement, the Plan of Arrangement and all other agreements, certificates and instruments entered into in connection therewith, are referred to herein as the “Business Combination.” The closing of the Business Combination is referred to herein as the “Closing.”

Promissory Note

On May 7, 2024, the Company issued a promissory note to the Sponsor with a principal amount of up to $2.0 million to cover advancements made by the Sponsor to finance certain transaction expenses on behalf of the Company (the “Note”). The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination, and (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account (to the extent there are any) or will be forfeited, eliminated or otherwise forgiven.

RECENT DEVELOPMENTS

Extension Meeting

On April 9, 2024, the Company held an extraordinary general meeting of its shareholders (the “Extension Meeting”), at which the Company received approval to amend its Amended and Restated Memorandum and Articles of Association (as amended, the “Articles”) to, among other things, extend the date by which the Company must consummate an initial business combination from April 10, 2024 to June 15, 2024. In connection with the Extension Meeting, holders of 57,824,777 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.74 per share, representing an aggregate of approximately $620.8 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $184.4 million.

Amendment No. 1 to The Business Combination Agreement

On April 11, 2024, the Business Combination Agreement was amended to, among other things: (i) upsize the private investments in public equities (“PIPE”) from $175,000,000 to $225,000,000; (ii) upsize the amount of aggregate transaction proceeds to be no greater than $409,500,000 and no less than $350,000,000, from the prior requirement of $350,000,000 in aggregate transaction proceeds; and (iii) based on the net cash in the Trust Account following the Extension Meeting, remove the provisions requiring cash to potentially be paid to non-redeeming holders of Public Shares as part of the merger consideration for their Class A Ordinary Shares, which requirement had been intended to limit dilution of Lions Gate Parent’s ownership in the combined company, and instead provide that the holders of Public Shares who do not redeem their Class A Ordinary Shares at the extraordinary general meeting of the Company’s shareholders to be held to approve the Business Combination will receive only common shares of Pubco (“Pubco Common Shares”) in exchange for their Class A Ordinary Shares on a one-for-one basis.

Additional PIPE Subscription Agreement

On April 11, 2024, the Company, Pubco and Lions Gate Parent entered into an additional Subscription Agreement (the “Additional Subscription Agreement”), pursuant to which an additional PIPE Investor agreed to purchase from Pubco an aggregate of approximately 4,918,839 Pubco Common Shares at a purchase price of $10.165 per share, for an aggregate cash amount of $50,000,000. The Additional Subscription Agreement is in substantially the same form as the Initial Subscription Agreement, expect that it does not provide the reduction right to the investor therein.

Non-Redemption Agreements

On April 24, 2024, SEAC and Pubco entered into share purchase and non-redemption agreements (the “Non-Redemption Agreements”) with certain investors, pursuant to which such investors agreed, among other things, to: (i) certify that they had purchased an aggregate of approximately $20 million of Public Shares in the open-market at a price no greater than the Redemption Price (as defined in the Articles), no later than one business day prior to the mailing date of the registration statement on Form S-4 (the “Registration Statement”) filed by Pubco with the SEC relating to the Business Combination (such shares, the “Purchase Commitment Shares”); (ii) not redeem the Purchase Commitment Shares; (iii) not vote the Purchase Commitment Shares in favor of any of the proposals presented at the SEAC Shareholders’ Meeting (as defined herein); and (iv) not transfer any Purchase Commitment Shares or NRA Additional Shares (as defined below) held by them until the earlier of (x) the consummation of the Business Combination, (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the termination of the Non-Redemption Agreements in accordance with their terms.

Pursuant to the Non-Redemption Agreements, if the investors meet the foregoing conditions, then, for every Purchase Commitment Share purchased by such investors thereunder, such investors will be entitled to purchase from the Company 0.0526 newly issued Class A Ordinary Shares, at a purchase price of $0.0001 per whole share, which shares will be issued by the Company prior to the SEAC Merger (the “NRA Additional Shares”).

RESULTS OF OPERATIONS

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering and identifying and evaluating a target company for an initial business combination and activities in connection with the Business Combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We have generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with completing our initial business combination.

For the three months ended March 31, 2024, we had a net income of $5,162,251, a loss from operations of $3,404,845, comprised of general and administrative expenses of $3,404,845, and non-operating income of $8,567,096, comprised of a gain from change in fair value of warrant liability of $234,666, interest earned in the Trust Account of $9,478,547, and a loss from change in fair value of PIPE with reduction right liability of $1,146,117. For the three months ended March 31, 2023, we had a net income of $8,008,646, a loss from operations of $540,513, comprised of general and administrative expenses, and non-operating income of $8,549,159, comprised of a gain from change in fair value of warrant liability of $469,333 and interest earned in the Trust Account of $8,079,826.

Through March 31, 2024, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination and those relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2024, $804,228,213 was held in the Trust Account (including up to $8,925,000 of deferred underwriting discounts and commissions). We had cash outside of the Trust Account of $473,163 and $6,458,295 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had an unrestricted cash balance of $437,163 as well as cash and investments held in the Trust Account of $804,228,813. Our liquidity needs through March 31, 2024 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares, a $300,000 loan from our Sponsor (which was paid in full on January 11, 2022), the proceeds from the consummation of the private placement of private placement warrants not held in the Trust Account and the withdrawal of certain interest earned on the Trust Account to fund the Company’s working capital requirements in accordance with the terms of the Trust Agreement.

Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-initial business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from the issuance of the financial statements.

In accordance with the terms of the Articles, the Company has until June 15, 2024, to consummate an initial business combination (the “Completion Window”). Although the Company plans to complete an initial business combination, including the Business Combination, before the Completion Window, there can be no assurance that the Company will be able to consummate an initial business combination by the Completion Window. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. Management plans to consummate an initial business combination prior to Completion Window, however there can be no assurance that one will be completed.

We expect our primary liquidity requirements during that period prior to the initial business combination to include approximately $416,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful initial business combinations, $360,000 for administrative and support services, and approximately $224,000 for Nasdaq and other regulatory fees and approximately $850,000 for director and officer liability insurance premiums. We will also reimburse Global Eagle Acquisition LLC (“GEA”), an affiliate of our Sponsor, for office space and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current obligation or intention to do so. If we enter into an agreement for an alternative initial business combination where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a

“no-shop” provision would be determined based on the terms of the specific initial business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

The Company is a Special Purpose Acquisition Corporation with a Completion Window of June 15, 2024, because a definitive agreement has been executed, in which case the Completion Window was April 10, 2024, and because on April 9, 2024, the Company held the Extension Meeting in which the Shareholders approved, by special resolution, a proposal to amend the Articles to extend the date by which the Company must consummate an initial business combination from April 10, 2024 to June 15, 2024. Although the Company plans to complete the transaction before the Completion Window, there can be no assurance that the Company will be able to consummate an initial business combination by June 15, 2024. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2024. Management plans to consummate an initial business combination prior to June 15, 2024, however there can be no assurance that one will be completed.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No audited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Fee

On January 5, 2022, the Company entered into an Administrative Services and Indemnification Agreement with our Sponsor and GEA (the “Administrative Services and Indemnification Agreement”). We agreed to pay GEA, an affiliate of our Sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including its initial business combination) or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. In the three months ended 2024 and 2023, the Company incurred $15,000 and $45,000, respectively, in administrative services expenses under the arrangement. As of March 31, 2024 and 2023, $15,000 and $45,000, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Underwriting Agreement

On January 5, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”). The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $15,000,000. Additionally, the underwriters were entitled to a deferred underwriting commission of 3.5% or $26,250,000 of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the Underwriting Agreement.

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

In addition, on January 3, 2024, the Company received a letter from Goldman Sachs & Co. LLC (“Goldman Sachs”) whereby Goldman Sachs waived its entitlement to its portion of the $26,250,000 deferred underwriting fee payable pursuant to the Underwriting Agreement. The Company did not seek out the reasons why Goldman Sachs waived its deferred underwriting fee, despite Goldman Sachs having already completed its services under the Underwriting Agreement. Goldman Sachs received no additional consideration for the waiver of its entitlement to the deferred underwriting fee. Upon receipt of the waiver, offering costs of $17,325,000 were adjusted to temporary equity on the accompanying consolidated statements of changes in shareholders’ equity (deficit).

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

On April 11, 2024, the Business Combination Agreement was amended to, among other things: (i) upsize the PIPE from $175,000,000 to $225,000,000; (ii) upsize the amount of aggregate transaction proceeds to be no greater than $409,500,000 and no less than $350,000,000, from the prior requirement of $350,000,000 in aggregate transaction proceeds; and (iii) based on the net cash in the Trust Account following the Extension Meeting, remove the provisions requiring cash to potentially be paid to non-redeeming holders of Public Shares as part of the merger consideration for their Class A Ordinary Shares, which requirement had been intended to limit dilution of Lions Gate Parent’s ownership in the combined company, and instead provide that the holders of Public Shares who do not redeem their Class A Ordinary Shares at the extraordinary general meeting of the Company’s shareholders to be held to approve the Business Combination will receive only common shares of Pubco (“Pubco Common Shares”) in exchange for their Class A Ordinary Shares on a one-for-one basis.

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, New SEAC and Lions Gate Parent entered into subscription agreements (the “Initial Subscription Agreements”) with certain institutional and accredited investors (the “PIPE Investors”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Pubco, immediately following the Amalgamations, an aggregate of approximately 18,172,378 Pubco Common Shares (the “PIPE Shares”), at a purchase price of $9.63 per share, for an aggregate cash amount of $175,000,000.

Pursuant to the Initial Subscription Agreements, the PIPE Investors therein have the right to elect to offset their total commitments under their respective Initial Subscription Agreement, on a one-for-one basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent such PIPE Investor (i) purchases Class A Ordinary Shares in open market transactions at a price of less than the Closing redemption price per-share prior to the record date established for voting at the extraordinary general meeting of the Company’s shareholders (the “SEAC Shareholders’ Meeting”) (the “Open-Market Purchase Shares”), but only if the PIPE Investor agrees, with respect to such Open-Market Purchase Shares, to (A) not sell or transfer any such Open-Market Purchase Shares prior to the Closing (B) not vote any such Open-Market Purchase Shares in favor of approving the Business Combination and instead submits a proxy abstaining from voting thereon and (C) to the extent such investor has the right to have all or some of its Open-Market Purchase Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights; and (ii) beneficially owned any Class A Ordinary Shares as of the date of its Initial Subscription Agreement (the “Currently Owned Shares”), but only if the PIPE Investor agrees, with respect to such Currently Owned Shares, to (A) not sell or transfer any such Currently Owned Shares prior to the Closing, (B) vote all of its Currently Owned Shares in favor of approving the Business Combination at the SEAC Shareholders’ Meeting, and (C) to the extent such investor has the right to have all or some of its Currently Owned Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights.

If any such PIPE Investors exercise their reduction rights and meet the foregoing conditions, then for every Class A Ordinary Share for which such PIPE Investor exercises its reduction right, such PIPE Investor will be entitled to purchase from the Company 0.1111 newly issued Class A Ordinary Shares, at a purchase price of $0.0001 per share, which shares will be issued by the Company prior to the SEAC Merger (such shares, the “Newly Issued Reduction Right Shares”).

On April 11, 2024, SEAC, New SEAC and Lions Gate Parent entered into the Additional Subscription Agreement, pursuant to which an additional PIPE Investor agreed to purchase from Pubco, immediately following the Amalgamations, an aggregate of approximately 4,918,839 Pubco Common Shares, at a purchase price of $10.165 per share, for an aggregate cash amount of $50,000,000. The Additional Subscription Agreement is in substantially the same form as the Initial Subscription Agreements, expect that it does not provide the reduction right to the investor therein.

Non-Redemption Agreements

On April 24, 2024, SEAC and Pubco entered into the Non-Redemption Agreements with certain investors, pursuant to which such investors agreed, among other things, to: (i) certify that they had purchased an aggregate of approximately $20 million of Public Shares in the open-market at a price no greater than the Redemption Price (as defined in the Articles), no later than one business day prior to the mailing date of the Registration Statement filed by Pubco with the SEC relating to the Business Combination (such shares, the “Purchase Commitment Shares”); (ii) not redeem the Purchase Commitment Shares; (iii) not vote the Purchase Commitment Shares in favor of any of the proposals presented at the SEAC Shareholders’ Meeting; and (iv) not transfer any Purchase Commitment Shares or NRA Additional Shares held by them until the earlier of (x) the consummation of the Business Combination, (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the termination of the Non-Redemption Agreements in accordance with their terms.

Pursuant to the Non-Redemption Agreements, if the investors meet the foregoing conditions, then, for every Purchase Commitment Share purchased by such investors thereunder, such investors will be entitled to purchase from the Company 0.0526 newly issued Class A Ordinary Shares, at a purchase price of $0.0001 per whole share, which shares will be issued by the Company prior to the SEAC Merger (the “NRA Additional Shares”).

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant liability

The Company accounts for the private placement warrants as liabilities at fair value on the consolidated balance sheets. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the private placement warrants. At that time, the portion of the warrant liability related to the private placement warrants will be reclassified to additional paid-in capital. This accounting estimate is subject to uncertainty given there is significant judgment in certain inputs, such as implied volatility and the probability of completing the Business Combination or a different initial business combination. Any changes in the inputs could have a significant impact on the results of operations. For the three months ended March 31, 2024 and 2023, the Company recognized a gain resulting from a decrease in the fair value of the private placement warrants of $234,666 and $469,333, respectively. These gains are presented as a change in fair value of warrant liability in other income in the accompanying consolidated statements of operations.

PIPE with reduction right liability

The Company accounts for the Initial Subscription Agreements and the Additional Subscription Agreement (together, the “Subscription Agreements”) as a liability at fair value on the consolidated balance sheets (the “PIPE with reduction right liability”). The Subscription Agreements are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the closing of the transactions contemplated by the Subscription Agreements or expiration of the Subscription Agreements. At that time, the PIPE with reduction right liability will be reclassified to additional paid-in capital. This accounting estimate is subject to uncertainty given there is significant judgment in certain inputs, such as the probability of completing the Business Combination. Any changes in the inputs could have a significant impact on the results of operations. For the three months ended March 31, 2024, the Company recorded a loss resulting from an increase in the fair value of the PIPE with reduction right liability of $1,146,117. This loss is presented as a change in fair value of PIPE with reduction right liability in other income in the accompanying consolidated statement of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on February 29, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On May 7, 2024, the Company issued a promissory note to the Sponsor with a principal amount of up to $2.0 million to cover advancements made by the Sponsor to finance certain transaction expenses on behalf of the Company (the “Note”). The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination, and (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account (to the extent there are any) or will be forfeited, eliminated or otherwise forgiven.

The foregoing description is qualified in its entirety by reference to the Note, copy of which is attached as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

No.	Description of Exhibit

2.1	Amendment No. 1 to Business Combination Agreement, dated as of April 11, 2024, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on April 12, 2024).

3.1	Memorandum and Articles of Association of Screaming Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on January 10, 2022).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of Screaming Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on April 12, 2024).

10.1	Amendment No. 1 to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-41203), filed with the Securities and Exchange Commission on February 29, 2024).

10. 2	Form of Share Purchase and Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41203), filed with the Securities and Exchange Commission on April 24, 2024).

10.3*	Promissory Note, dated May 7, 2024, between Screaming Eagle Acquisition Corp. and Eagle Equity Partners V, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024

SCREAMING EAGLE ACQUISITION CORP.

Name:	Eli Baker
Title:	Chief Executive Officer
(Principal Executive Officer)

Name:	Ryan O’Connor
Title:	Vice President of Finance
(Principal Financial and Accounting Officer)